Form 10KSB
period 2006-12-31
NATIONAL FILING AGENTS INC
filed 2007-01-26
CIK 1214605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                      Commission file number:  333-139439

                           National Filing Agents, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         76-0720654
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                3415 Ocatillo Mesa Way, Las Vegas, NV   89031
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 277-5916
                    -------------------------------------
                         (Issuer's Telephone Number)

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: None; report is filed pursuant to Section 15D.

   Title of each class                    Name of each exchange on which
                                          registered
   -------------------                    ------------------------------
   None                                   None

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [ ]     No [X]

State the issuer's income for its most recent fiscal year (ending December 31, 2006): $1,420.

The issuer's stock is not trading on any stock exchange.

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of January 26, 2007:
10,231,419 shares common stock

Number of shares of preferred stock outstanding as of January 26, 2007:  None

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......15
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....16
    Item 7.  Financial Statements..........................................20
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................21
    Item 8a. Controls and Procedures.......................................21


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................22
    Item 10. Executive Compensation........................................24
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................27
    Item 12. Certain Relationships and Related Transactions................28
    Item 13. Exhibits and Reports on Form 8-K..............................29
    Item 14. Principal Accountant Fees and Services........................29


SIGNATURES   ..............................................................30

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

National Filing Agents, Inc. ("the Company" "NFA" or "the Registrant") was incorporated under the Laws of the state of Nevada on December 24, 2002. The Company has been in the development stage since inception and has had limited operations to date. On December 18, 2006 the Company filed a Registration Statement on Form SB-2 to register the stock of its non-affiliated shareholders. The Registration was declared effective on January 22, 2007.

NATIONAL FILING AGENTS BUSINESS
-------------------------------

National Filing Agents provides electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission ("SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR(R)"). Additionally, the Company files Articles of Incorporation and serves as a Resident Agent for Nevada corporations.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

National Filings Agents, Inc., is a full-service EDGARizing firm that files EDGAR reports on behalf of public companies. The scope of work undertaken by a full-service EDGARizing includes the following:

1.     Filing for EDGAR(R) access codes;
2.     Conversion of document to EDGAR(R) acceptable format;
3.     Client approval of EDGARized document;
4.     Electronic filing of the document.

Management of National Filing Agents, Inc. believes that public companies, through its services, will have the opportunity to receive all of the advantages of using an EDGAR(R) filing agent, while keeping costs and fees to a minimum.


Marketing Strategies
--------------------

National Filing Agents, Inc. is seeking to build its customer base. We are working to identify attorneys who require our services as an electronic filing agent.

NFA has experienced an increased demand for its EDGAR Filing services through its relationship with consulting firms and law practices, and believes that it will continue to experience demand for its services going forward.


Industry Background
-------------------

The SEC has established a program for the electronic filing of documents under the federal securities laws, entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR(R)"). This program requires participants or their agents to file disclosure information with the SEC in an electronic
format rather than by the traditional paper-filing package.   EDGAR allows
registrants to file and the public to retrieve disclosure information electronically.

Competition
-----------

The Company will be competing against many more established electronic information agencies throughout the U.S. for the same customer base. Professional legal/business printers provide EDGAR(R) filing services, as well as attorney offices and Business Wire. This additional competition may adversely effect the Company sales or capacity to retain or increase clientele or business. Additionally, many filers file disclosure documentation in-house without resorting to the use of and EDGAR(R) filing agent. To the extent that issuer(s)/filers opt not to secure the services of a filing agent, National Filing Agents may be adversely effected in terms of the overall business it might potentially gain. There are no assurances the Company will be able to successfully complete against these other agencies based on these factors. In order to compete with these other agencies, management plans to offer above average customer service, attention, and cost effectiveness to its customers.


RISK FACTORS
------------

                      Risk Factors Relating to the Company
                      ------------------------------------

1. Since National Filings Agents is a development stage company, we have generated little revenues and lack an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plan.

Our company was incorporated on December 24, 2002; we have realized $8,755 in revenues. We have no solid operating history upon which an evaluation of our future prospects can be made. Based upon current plans, we expect to incur operating losses in future periods as we incur significant expenses associated with the initial startup of our business. Further, there are no assurances that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our business or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any shares you purchase in this offering.


2. If our business plan is not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

As discussed in the Notes to Financial Statements included in this registration statement, at December 31, 2006 we had working capital of approximately $5,302. In addition, we had a net loss of approximately $(22,123) for the period December 24, 2002 (inception) to December 31, 2006.

These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period December 24, 2002 (inception) to December 31, 2006. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3.  We expect losses in the future because we have little revenue.

Since inception we have generated $9,355 in revenues, we are expect expenses over the next twelve (12) months to exceed revenues as we execute our business plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations as a going concern. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.


4. Since our officer works or consults for other companies, his other activities could slow down our operations.

Edward C. Zimmerman, III, our sole officer, does not work for us exclusively and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his employment in other activities. His other activities will prevent him from devoting full-time to our operations, which could slow our operations and may reduce our financial results because of the slow down in operations.

Edward C. Zimmerman, III, the President and Director of the company, currently devotes approximately 10-15 hours per week to company matters.
The responsibility of developing the company's business, the offering and selling of the shares through this prospectus and fulfilling the reporting requirements of a public company all fall upon Mr. Zimmerman. He has one prior experience serving as a principal accounting officer or principal financial officer in a public company. We have not formulated a plan to resolve any possible conflict of interest with her other business activities. Mr. Zimmerman intends to limit his role in her other business activities and devote more of her time to National Filing Agents, Inc. after we attain a sufficient level of revenue and are able to provide sufficient officers' salaries per our business plan. In the event she is unable to fulfill any aspect of her duties to the company we may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of the business.

5. Our sole officer, Edward C. Zimmerman, III, no prior experience in running an electronic document filing company.

Our sole executive officer has no experience in operating an electronic document filing company prior to National Filing Agents, Inc. Due to his lack of experience, our executive officer may make wrong decisions and choices regarding the filing of documents on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

6. If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to market our services and pay the required fees to keep our company fully reporting and compliant with SEC rules and regulations. We need to address all necessary infrastructure concerns. We anticipate that we will require up to approximately $100,000 to fund our continued operations. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

7. We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

Failure to raise adequate capital and generate adequate sales revenues to meet our obligations and develop and sustain our operations could result in reducing or ceasing our operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern.

8. We may not be able to compete with larger electronic filing companies, some of whom have greater resources and experience than we do.

The filing of electronic documents is highly competitive, and subject to rapid change. We do not have the resources to compete with larger companies. With the minimal resources we have available, our customer base is very limited. Competition by existing and future competitors could result in our inability to secure new business and market our services. This competition from other electronic filing agents with greater resources and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. Further, National Filing Agents, Inc. cannot be assured that it will be able to compete successfully against present or future competitors or that the competitive pressure it may face will not force it to cease operations.

9. Our principal stockholders, officer and director own a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officer and our principal stockholder, in the aggregate, beneficially own approximately or have the right to vote approximately 60.4% of our outstanding common stock. As a result, these two stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

a) election of our board of directors;

b) removal of any of our directors;

c) amendment of our Articles of Incorporation or bylaws; and

d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.


                     Risks Relating To Our Common Shares
                     -----------------------------------

10. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 60,000,000 shares of common stock and 15,000,000 preferred shares. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.



11. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

12. There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. We intend to apply for admission to quotation of our securities on the NASD OTC Bulletin Board. If for any reason our common stock is not quoted on the OTC Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. As of the date of this filing, there have been no discussions or understandings between National Filing Agents, Inc. or anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.

13. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. We do plan to register our posteffective amendment by coordination with the Securities Division of the State of Nevada, pursuant to NRS Section 90.480. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

14. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

15. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our articles of incorporation authorize us to issue up to 15,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.


16. National Filing Agents, Inc. is selling shares offered in its prospectus without an underwriter and may not be able to sell any of the shares offered herein.

No broker-dealer has been retained as an underwriter and no broker-dealer is under any obligation to purchase any common shares. There are no firm commitments to purchase any of the shares in the offering. Consequently, there is no guarantee that the stockholders of National Filing Agents will be able to sell their shares.

17. We will incur ongoing costs and expenses for SEC reporting and compliance, without revenue we may not be able to remain in compliance, making it difficult for investors to sell their shares, if at all.

We plan to contact a market maker immediately following the effectiveness of our Registration Statement and have them file an application on our behalf to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's future program development, the Company does not hold any patents, trademarks, licenses, copyrights, etc. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

3)  Employees

The Company currently has: one Officer/Director, who performs the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity . The Company from time to time may retain independent consultants in connection with its operations.

(i) The Company's performance is dependent on the performance of its sole officer. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 3415 Ocatillo Mesa Way, North Las Vegas, NV 89031. The facilities are being provided to National Filing Agents at no cost by the two major shareholders of the company. The Company does not own or lease any property.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, NFA is not a party to any material legal proceedings, and none are known to be contemplated against NFA.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company plans to apply for listing on the OTC Bulletin Board, and is in the process of seeking a market maker.

(a) There is currently no Common Stock that is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.

(ii) Holders
------------

The approximate number of holders of record of common stock as of January 26, 2006 was approximately fifty-two (52).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On December 30, 2002, the Company issued 2,000,000 shares of its $0.001 par value common stock to and individual who is the sole officer and director of the Company in exchange for cash of $2,000.

On September 30, 2004, the Company issued 1,142,500 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering in exchange for cash in the amount of $11,425. These shares were subsequently registered on January 22, 2007 via a SB-2 Registration.

On September 30, 2006, the Company sold 10,000,000 common shares at par value of $0.001 per share for $10,000 cash pursuant to a limited offering under
Section 4(2) of the Act. These shares were subsequently registered on January 22, 2007 via a SB-2 Registration.

As of January 26, 2007, the Company has 10,231,419 common shares issued and outstanding.

There have been no other issuances of common or preferred stock.

There are no outstanding or issued options or warrants.

(v)  Stock Splits
-----------------

On December 31, 2002, the Company effected a 2-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

On September 30, 2004 the Company effected a 9-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

On July 30, 2006 the Company effected a 1-for-200 reverse split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split. Factional shares following the reverse split were rounded up to whole shares.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Overview

National Filing Agents provides electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission ("SEC") via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR(R)"). Additionally, the Company files Articles of Incorporation and serves as a Resident Agent for Nevada corporations.

Results of Operations for Period Ending December 31, 2006

We earned $1,420 in revenues for the twelve month period ending December 31, 2006 as compared to $625 for the same period a year ago. We do not anticipate earning any significant revenues until such time as we build a greater customer base. We are presently in the development stage of our business and we can provide no assurance that we will find any new business for our services.

For the twelve month period ending December 31, 2006 we generated a net loss of $(4,709)as compared to a net loss of $(214) for the same period last year. Since our inception on December 24, 2002 we experienced a net loss of $(22,123). Our loss was attributed to operating expenses, organizational costs, and developmental costs. Our operating expenses included general and administrative expenses. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Revenues

We generated $9,355 in revenues for the period from December 24, 2002 (inception) through December 31, 2006. We do not anticipate generating any major increase revenues for the next 12 months.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2006 reflects current assets of $5,302 and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $100,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We intend to try and raise capital through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our exploration and development activities.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.


(iii) Liquidity and Capital Resources
-------------------------------------

As of December 31, 2006, the Company's current assets exceeded its current liabilities by $5,302.

The Company has not borrowed any money from affiliated or related entities.

National Filing Agents, Inc. (the Company) was incorporated under the Laws of the state of Nevada on December 24, 2002. The Company has been in the development stage since inception and has had limited operations to date.

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value series A preferred stock, 5,000,000 shares of its $0.001 par value series B preferred stock, and 5,000,000 shares of its $0.001 par value series C preferred stock.

On December 30, 2002, the Company issued 2,000,000 shares of its $0.001 par value common stock to and individual who is the sole officer and director of the Company in exchange for cash of $2,000.

On September 30, 2004, the Company issued 1,142,500 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering in exchange for cash in the amount of $11,425. These shares were subsequently registered on January 22, 2007 via a SB-2 Registration.

On September 30, 2006, the Company sold 10,000,000 common shares at par value of $0.001 per share for $10,000 cash pursuant to a limited offering under
Section 4(2) of the Act. These shares were subsequently registered on January 22, 2007 via a SB-2 Registration.

As of January 26, 2007, the Company has 10,231,419 common shares issued and outstanding.

There have been no other issuances of common or preferred stock.

There are no outstanding or issued options or warrants.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Stockholders' Equity                                 F-4-5
Statements of Cash Flows                                           F-6
Notes to Financial Statements                                      F-7-10


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors
National Filing Agents, Inc
(A Development Stage Company)
North Las Vegas, Nevada

We have audited the accompanying balance sheet of National Filing Agents, Inc. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, stockholders' equity and cash flows from inception December 24, 2002, through December 31, 2006, and the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Filing Agents, Inc. (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception December 24, 2002, through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a limited source of revenue, and operations as of December 31, 2006 which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    January 26, 2007


              2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                         National Filing Agents, Inc.
                        (a development stage company)
                                Balance Sheet
                              December 31, 2005
                              December 31, 2006


Balance Sheet

                                                    December 31,  December 31,
                                                        2006          2005
                                                     -----------  ------------
Assets

Current Assets:
   Cash                                              $    5,302            11
                                                     -----------  ------------
     Total current assets                                 5,302            11
                                                     -----------  ------------
                                                     $    5,302            11
                                                     ===========  ============

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Common Stock, $0.001 par value, 60,000,000
     shares authorized, 231,419, 10,231,419
     shares issued and outstanding as of
     12/31/05 and 12/31/06, respectively                 10,231           231
   Preferred Stock Series A, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     12/31/05 and 12/31/06, respectively                      -             -
   Preferred Stock Series B, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     12/31/05 and 12/31/06, respectively                      -             -
   Preferred Stock Series C, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     12/31/05 and 12/31/06, respectively                      -             -
   Additional paid-in capital                            17,194        17,194
   Earnings (Deficit) accumulated during
     development stage                                  (22,123)      (17,414)
                                                     -----------  ------------
                                                          5,302            11
                                                     -----------  ------------
                                                     $    5,302            11
                                                     ===========  ============

  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Operations
         For the years ended December 31, 2005 and December 31, 2006
           From December 24, 2002 (Inception) to December 31, 2006



Statements of Operations


                                               For the years      December 24,
                                                   ended              2002
                                                December 31,     (Inception) to
                                            --------------------  December 31,
                                               2006       2005        2006
                                            ---------  ---------  -------------
Revenue                                     $  1,420   $    625   $      9,355

Expenses:

General and administrative
 expenses                                      6,129        839         31,478
                                            ---------  ---------  -------------

   Total expenses                              6,129        839         31,478
                                            ---------  ---------  -------------

Net income (loss)                           $ (4,709)  $   (214)  $    (22,123)
                                            =========  =========  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                                   10,231,419    231,419
                                           ==========  =========

Net (loss) per
 share - basic
 and fully
 diluted                                   $     0.00  $    0.00
                                           =========== ==========


  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                      Statements of Stockholders' Equity
            From December 24, 2002 (Inception) to December 31, 2006


Statements of Stockholders' Equity

                                                     Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital       Stage       Equity
                    ---------- --------- ---------  ----------- -------------
December 2002
 Shares issued to
  founder for cash     180,000 $    180  $   1,820  $        -  $      2,000

Net (loss),
 December 24, 2002
 (Inception) to
 December 31, 2002                                           -             -
                    ---------- --------- ---------  ----------- -------------

Balance,
 December 31, 2002     180,000      180     1,820            -         2,000

Officer donated
 capital                                    4,000                      4,000

Net (loss),
 year ended
 December 31, 2003                                      (5,274)       (5,274)
                    ---------- --------- ---------  ----------- -------------

Balance,
 December 31, 2003     180,000      180     5,820       (5,274)          726

Shares issued
 pursuant to
 504 offering           51,419       51    11,374                     11,425

Net (loss),
 year ended
 December 31, 2004                                     (11,926)      (11,926)
                    ---------- --------- ---------  ----------- -------------

Balance,
 December 31, 2004     231,419      231    17,194      (17,200)          225



                        National Filing Agents, Inc.
                        (a development stage company)
                      Statements of Stockholders' Equity
            From December 24, 2002 (Inception) to December 31, 2006


                                                     Deficit
                                                    Accumulated
                                        Additional  During the     Total
                        Common Stock     Paid-In    Development Stockholders'
                       Shares    Amount  Capital       Stage       Equity
                    ---------- --------- ---------  ----------- -------------
Net (loss),
 year ended
 December 31, 2005                                       (214)          (214)
                    ---------- --------- ---------  ----------- -------------

Balance,
 December 31, 2005     231,419      231    17,194     (17,414)            11

Issued Shares       10,000,000   10,000         -           -         10,000

Net income (loss),
 year ended
 December 31, 2006                                      (4,709)       (4,709)
                    ---------- --------- ---------  ----------- -------------

Balance,
 December 31, 2006  10,231,419 $ 10,231  $ 17,194   $  (22,123) $      5,302
                    ========== ========= =========  =========== =============


  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Cash Flow
         For the years ended December 31, 2005 and December 31, 2006
           From December 24, 2002 (Inception) to December 31, 2006


Statements of Cash Flow

                                               For the years      December 24,
                                                   ended              2002
                                                December 31,     (Inception) to
                                            --------------------  December 31,
                                               2006       2005        2006
                                            ---------  ---------  -------------
Cash flows from operating activities:
Net income (loss)                           $ (4,709)  $   (214)  $    (22,123)
                                            ---------  ---------  -------------
Net cash provided from
 operating activities                         (4,709)      (214)       (22,123)


Cash flows from financing activities:
Issuances of
  common stock                                10,000          -         23,425
Officer Donated Capital                            -          -          4,000
                                            ---------  ---------  -------------
Net cash provided from financing
 activities                                   10,000          -         27,425


Net increase (decrease) in
 cash                                          5,291       (214)         5,302
Cash and
 equivalents-
 beginning                                        11        225              -
                      ---------  ---------  ---------  ---------  -------------
Cash and
 equivalents-
 ending                                     $  5,302   $     11   $      5,302
                                            =========  =========  =============

Supplemental disclosures:
 Interest paid                              $      -   $      -   $          -
                                            =========  =========  =============
Income taxes paid                           $      -   $      -   $          -
                                            =========  =========  =============

  The accompanying notes are an integral part of these financial statements.

                       NATIONAL FILING AGENTS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                            December 31, 2006

NOTE 1.   GENERAL ORGANIZATION AND BUSINESS

National Filing Agents, Inc. (the Company) was incorporated under the Laws of the state of Nevada on December 24, 2002. The Company has been in the development stage since inception and has had limited operations to date. The Company provides electronic document filing services, specifically, the Company files EDGAR reports with the U.S. Securities & Exchange Commission, on behalf of public companies, files Articles of Incorporation and serves as a Resident Agent for Nevada corporations.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has cash assets of $5,302 and no debt as of December 31, 2006. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the period shown.

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected December 31 as its year-end.

                       NATIONAL FILING AGENTS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES-CONTINUED

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the period.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However the Company has had limited revenues and operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to continue executing its business plan in order to supply the needed cash flow.

NOTE 4.   STOCKHOLDERS'EQUITY

The Company is authorized to issue 60,000,000 shares of its $0.001 par value common stock, 5,000,000 shares of its $0.001 par value series A preferred stock, 5,000,000 shares of its $0.001 par value series B preferred stock, and 5,000,000 shares of its $0.001 par value series C preferred stock.

On December 30, 2002, the Company issued 2,000,000 shares of its $0.001 par value common stock to and individual who is the sole officer and director of the Company in exchange for cash of $2,000.

On December 31, 2002, the Company effected a 2-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

On September 30, 2004, the Company issued 1,142,500 shares of its $0.001 par value common stock pursuant to a Rule 504 of Regulation D offering in exchange for cash in the amount of $11,425.

                       NATIONAL FILING AGENTS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2006


NOTE 4.   STOCKHOLDERS'EQUITY (Continued)

On September 30, 2004 the Company effected a 9-for-1 forward split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split.

On July 30, 2006 the Company effected a 1-for-200 reverse split of its $0.001 par value common stock. All references to common stock are retroactively restated to reflect the forward split. Factional shares following the reverse split were rounded up to whole shares.

On September 30, 2006, the Company sold 10,000,000 common shares at par value of $0.001 per share for $10,000 cash pursuant to a limited offering under
Section 4(2) of the Act.

There have been no other issuances of common or preferred stock.

There are no outstanding or issued options or warrants.


NOTE 5.   RELATED PARTY TRANSACTIONS

The officer and director of the Company is involved in other business activities. This person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Office space is provided without charge by an officer, director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.


NOTE 6.    PROVISION FOR INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                       NATIONAL FILING AGENTS, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                            December 31, 2006


NOTE 6.    PROVISION FOR INCOME TAXES (Continued)


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:


                   U.S federal statutory rate      (34.0%)
                   Valuation reserve                34.0%
                                                   ------
                   Total                               -%


NOTE 7.   OPERATING LEASES AND OTHER COMMITMENTS:

The Company also has no asset or lease obligations.

NOTE 8   RECENT PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of National Filing Agents, Inc.




Name                         Age                 Position
-------------                ---                 --------------------------

Edward C. Zimmerman, III     28                  President, Secretary and
                                                 Director

The business address for our officer/director is: c/o National Filing Agents, Inc., 3415 Ocatillo Mesa Way, North Las Vegas, NV 89031.

Set forth below is a brief description of the background and business experience of our sole officer/director.


Edward C. Zimmerman, III - President, Secretary and Director
------------------------------------------------------------

Edward Zimmerman, III was born in Philadelphia, PA on October 19, 1978. In August 1991 he and his immediate family moved to Las Vegas, Nevada. Upon graduation in June 1998, from Heritage College he went to work for Ambassador Travel, where he worked as a travel agent until March 2002. At that time, he founded EZ Travel, Inc. EZ Travel, Inc., entered into an agreement with Incentive Connection Travel, Inc., located in Phoenix, Arizona, whereby EZ Travel, Inc. became an independent contractor for Incentive Connection Travel, Inc. With this affiliation with Incentive Connection Travel, on August 19, 2002, EZ Travel obtained a license in Nevada as a Seller of Travel so that it may provide the services of a travel agent to the general public. The Company was not successful, and was subsequently purchased by World Information Technology in January 2003. On December 24, 2002, Mr. Zimmerman, formed National Filing Agents, Inc., a Company which provides document filing services for Companies which report their filings to the U. S. Securities and Exchange Commission. Mr. Zimmerman concurrently works for Future Stars of America, Las Vegas, NV, a charitable organization, which teaches business skills to foster children.

Education

Mr. Zimmerman participated in the J.R.O.T.C. leadership training program during high school and achieved the status of Battalion Executive Officer (second in command) by his senior year. He graduated from Bonanza H.S. June 1996. He then attended Heritage College, Las Vegas, Nevada, where he graduated with honors in June, 1998, with a Diploma in Travel and Tourism.

Involvement in Certain Legal Proceedings
----------------------------------------

Our sole director, executive officer and control persons has not been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other National Filing Agents, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2006. National Filing Agents intends to pay salaries when cash flow permits.




SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                        Other Annual       Stock
Principal Position  Year    Salary ($)   Bonus ($)   Compensation ($)  Awards($)
-------------------------------------------------------------------------------
1709:
Edward C. Zimmerman, III
    President      2006     -0-          -0-         -0-               -0-
                   2005     -0-          -0-         -0-               -0-
                   2004     -0-          -0-         -0-               -0-

-------------------------------------------------------------------------------



Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
------------------------------------------------------------------------------
Edward C. Zimmerman, III
    President      2006    -0-           -0-                -0-      -0-
                   2005    -0-           -0-                -0-      -0-
                   2004    -0-           -0-                -0-      -0-

------------------------------------------------------------------------------

The Company currently does not have employment agreements with its executive officer. The executive officer/director of the Company has agreed to take no salary until the Company can generate enough revenues to support salaries on a regular basis. The officer will not be compensated for services previously provided. They will receive no accrued remuneration.

Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through January 26, 2007.

Family Relationships
--------------------

Edward C. Zimmerman, III, the sole officer/director of the Company is the son of Edward Zimmerman, Jr., the largest shareholder in the Company.

Term of Office
--------------

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.


Significant Employees
---------------------

We have no significant employees other than Officers/Directors. We conduct our business through agreements with consultants and arms-length third parties.

Compensation of Directors
-------------------------

No director receives any fee, salary or commission for service as a director. In addition, no such arrangement is contemplated for the foreseeable future.

Audit Committee
---------------

The company does not presently have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------
The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of January 26, 2007, the number of shares of Common Stock beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,231,419 shares of our common stock issued and outstanding. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS
-----------------------------------------------------------------------
Common      Edward C. Zimmerman, III (1)       180,000           1.8%
            President, Secretary, Director

            Edward Zimmerman, Jr.(2)         6,000,000          58.6%
            Shareholder
                                         -----------------------------
DIRECTORS AND OFFICERS AS A GROUP (1 person)                    1.8%


(1)  Edward C. Zimmerman, III, 3415 Ocatillo Mesa Way, Las Vegas, NV  89031
(2)  Edward Zimmerman, Jr., 3415 Ocatillo Mesa Way, Las Vegas, NV  89031

B.  Persons Sharing Ownership of Control of Shares

Edward Zimmerman, Jr., individually, own shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Preferred Stock

None issued.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space. Our key officer was issued 180,000 founders shares of the Company's $0.001 par value common stock for $2,000 cash in December, 2002.

Our officer/director can be considered a promoter of National Filing Agents, Inc. in consideration of his participation and managing of the business of the company. The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Edward C. Zimmerman, III, the sole officer/director of the Company is the son of Edward Zimmerman, Jr., the largest shareholder in the Company.
Mr. Edward Zimmerman, Jr. owns 6,000,000 shares which represents 58.6% of the total issued and outstanding stock.

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of Moore & Associates, Chartered, Certified Public Accountants, to perform audited financials for the Company. Moore
& Associates, Chartered own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the President/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President/CFO pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

No Current Reports were filed during the year ended December 31, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 included in the Company's Forms 10-KSB for fiscal 2006 were approximately $4,000 and for fiscal 2005 were approximately $0.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006 and 2005 were $0 and $0, respectively.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                National Filing Agents, Inc.
                                ----------------------------
                                      Registrant


                                By: /s/ Edward C. Zimmerman, III
                                --------------------------------
                                 Name:  Edward C. Zimmerman, III
                                 Title: Director


Dated:  January 26, 2007
        ----------------