Form 10KSB/A
period 2006-12-31
NATIONAL FILING AGENTS INC
filed 2007-05-08
CIK 1214605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB/A-1

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

                                             Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendments to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [X]     No [ ]

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

Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of January 26, 2007:
10,231,419 shares common stock

Number of shares of preferred stock outstanding as of January 26, 2007:  None

                             Explanatory Note
                             ----------------

The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB/A-1 is to correct our classification on the cover page as a shell company, as defined in Rule 12b-2 of the Exchange Act.

This amended Form 10-KSB/A-1 does not attempt to modify or update any other disclosures set forth in the original Form 10-KSB except as set forth above. Additionally, this amended Form 10-KSB/A-1, except as set forth above, speaks as of the filing date of the original Form 10-KSB and does not update or discuss any other Company developments after the date of the original filings.


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


Dated:  May 8, 2007
        -----------