Form 10QSB
period 2007-03-31
NATIONAL FILING AGENTS INC
filed 2007-05-08
CIK 1214605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  000-52171

                             National Filing Agents, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                   Nevada                         20-5220693
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)


                   Nevada                         76-0720654
      ----------------------------------   --------------------------
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)        Identification No.)

                3415 Ocatillo Mesa Way, Las Vegas, NV   89031
        -------------------------------------------------------------
        (Address of principal executive officers, including Zip Code)

                               (702) 277-5916
                    -------------------------------------
                         (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of May 8, 2007: 10,231,419 shares common stock

Number of shares of preferred stock outstanding as of May 8, 2007:  None

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................      3
          Report of Independent Registered Public Accounting Firm    4
          Balance Sheet (unaudited)............................      5
          Statements of Operations (unaudited).................      6
          Statements of Cash Flows (unaudited).................      7
          Notes to Financial Statements........................     8-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................     10

Item 3. Controls and Procedures................................     15


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................     16

Item 2.   Changes in Securities and Use of Proceeds............     16

Item 3.   Defaults upon Senior Securities......................     16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................     16

Item 5.   Other Information.....................................    16

Item 6.   Exhibits and Reports on Form 8-K......................    16

Signatures......................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
National Filing Agents Inc.

We have reviewed the accompanying balance sheet of National Filing Agents Inc. as of March 31, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of National Filing Agents Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The financial statements do not include any adjustments that might result from any uncertainty.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    May 4, 2007


              2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7511 Fax: (702)253-7501

                         National Filing Agents, Inc.
                        (a development stage company)
                                Balance Sheets
                    December 31, 2006 and March 31, 2007


Balance Sheets

                                                  (Unaudited)
                                                   March 31,  December 31,
                                                      2007        2006
                                                   ---------  -----------
Assets

Current Assets:
   Cash                                            $  3,334   $    5,302
                                                   ---------  -----------
     Total current assets                             3,334        5,302
                                                   ---------  -----------
                                                   $  3,334   $    5,302
                                                   =========  ===========

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Preferred Stock Series A, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     3/31/07 and 12/31/06, respectively                   -            -
   Preferred Stock Series B, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     3/31/07 and 12/31/06, respectively                   -            -
   Preferred Stock Series C, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     3/31/07 and 12/31/06, respectively                   -            -
   Common Stock, $0.001 par value, 60,000,000
     shares authorized, 10,231,419, 10,231,419
     shares issued and outstanding as of
     3/31/07 and 12/31/06, respectively              10,231       10,231
   Additional paid-in capital                        17,194       17,194
   Earnings (Deficit) accumulated during
     development stage                              (24,091)     (22,123)
                                                   ---------  -----------
                                                      3,334        5,302
                                                   ---------  -----------
                                                   $  3,334   $    5,302
                                                   =========  ===========

  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Operations
       For the three months ended March 31, 2006 and March 31, 2007
           From December 24, 2002 (Inception) to March 31, 2007
                                 (Unaudited)



Statements of Operations


                                            For the three months  December 24,
                                                   ended              2002
                                                 March 31,      (Inception) to
                                            --------------------    March 31,
                                               2007       2006        2007
                                            ---------  ---------  -------------
Revenue                                     $    685   $    630   $     10,040

Expenses:

General and administrative
 expenses                                      2,653        423         34,131
                                            ---------  ---------  -------------

   Total expenses                              2,653        423         34,131
                                            ---------  ---------  -------------

Net income (loss)                           $ (1,968)  $    207   $    (24,091)
                                            =========  =========  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted                                   10,231,419  10,231,419
                                           ==========  ==========

Net (loss) per
 share - basic
 and fully
 diluted                                   $    (0.00) $    0.00
                                           =========== ==========


  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Cash Flow
       For the three months ended March 31, 2006 and March 31, 2007
           From December 24, 2002 (Inception) to March 31, 2007
                                 (Unaudited)



Statements of Cash Flow


                                            For the three months  December 24,
                                                   ended              2002
                                                 March 31,      (Inception) to
                                            --------------------    March 31,
                                               2007       2006        2007
                                            ---------  ---------  -------------
Cash flows from operating activities:
Net income (loss)                           $ (1,968)  $    207   $    (24,091)
                                            ---------  ---------  -------------
Net cash provided (used) from
 operating activities                         (1,968)       207        (24,091)


Cash flows from financing activities:
Issuances of
  common stock                                     -          -         23,425
Officer Donated Capital                            -          -          4,000
                                            ---------  ---------  -------------
Net cash provided from financing
 activities                                        -          -         27,425


Net increase (decrease) in
 cash                                         (1,968)       207          3,334
Cash and
 equivalents-
 beginning                                     5,302         11              -
                      ---------  ---------  ---------  ---------  -------------
Cash and
 equivalents-
 ending                                     $  3,334   $    218   $      3,334
                                            =========  =========  =============

Supplemental disclosures:
 Interest paid                              $      -   $      -   $          -
                                            =========  =========  =============
Income taxes paid                           $      -   $      -   $          -
                                            =========  =========  =============

  The accompanying notes are an integral part of these financial statements.

                       National Filing Agents, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                              March 31, 2007


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has recognized revenues of $10,040 to date and has accumulated operating losses of approximately $(24,091) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                       National Filing Agents, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                              March 31, 2007


Note 3 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

National Filing Agents, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 24, 2002, under the name National Filing Agents, Inc.


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



Marketing Strategies
--------------------

National Filing Agents, Inc. is seeking to build its customer base. The Company is working to identify attorneys who require our services as an electronic filing agent. The Company has experienced an increased demand for its EDGAR Filing services through its relationship with consulting firms and law practices, and believes that it will continue to experience demand for its services going forward.

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

Going Concern - The Company experienced operating losses, of $(24,091) since its inception on December 24, 2002 through the period ended March 31, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the three month period ended March 31, 2007, the Company generated revenues of $685 versus $630 for the same period last year. Since inception on December 24, 2002, the Company has recognized revenues of $10,040.

During the three months ended March 31, 2007, the Company had a net loss of $(1,968) as compared to a net income of $(207) for the same period last year. The increased expenses represented general and administrative accounting fees to keep the Company fully reporting. Since the Company's inception, on December 24, 2002, the Company experienced a net lost $(24,091). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes that general and administrative costs will most likely exceed any anticipated revenues for the coming year.

Management believes the Company can sustain itself for the next twelve months. Management has agreed to keep the Company funded at its own expense, without seeking reimbursement for expenses paid. The Company's need for capital may change dramatically if it moves forward in producing a manufacturing batch of its generic pharmaceutical products or it acquires an interest in a business opportunity. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2007, the Company had current assets of $3,334 with no current liabilities.

As of March 31, 2007, the Company has 10,231,419 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended March 31, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

National Filing Agents stock is not traded on any exchange.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.


Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The Company filed its initial registration statement on Form SB-2 with the U.S. Securities and Exchange Commission on December 18, 2006. The registration statement was declared effective on January 22, 2007.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ----------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended March 31, 2007.



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

                                   National Filing Agents, Inc.
                                   ----------------------------
                                           Registrant

                                By: /s/ Edward C. Zimmerman, III
                                --------------------------------
                                 Name:  Edward C. Zimmerman, III
                                 Title: President/CFO/Director

Dated:  May 8, 2007
        -----------