Form 10QSB
period 2007-06-30
NATIONAL FILING AGENTS INC
filed 2007-08-08
CIK 1214605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2007

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Number of shares of common stock outstanding as of August 3, 2007: 10,231,419 shares common stock

Number of shares of preferred stock outstanding as of August 3, 2007:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors
National Filing Agents Inc.

We have reviewed the accompanying balance sheet of National Filing Agents Inc. as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of National Filing Agents Inc.

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



/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 26, 2007


              2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                         National Filing Agents, Inc.
                         (a development stage company)
                                 Balance Sheets
                               December 31, 2006
                                 June 30, 2007

Balance Sheets
                                                  (unaudited)
                                                    June 30,    December 31,
                                                      2007         2006
                                                  -----------  ------------
Assets

Current Assets:
   Cash                                           $    1,117   $     5,302
                                                  -----------  ------------
     Total current assets                              1,117         5,302
                                                  -----------  ------------
                                                  $    1,117   $     5,302
                                                  ===========  ============

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Preferred Stock Series A, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     6/30/07 and 12/31/06, respectively                    -             -
   Preferred Stock Series B, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     6/30/07 and 12/31/06, respectively                    -             -
   Preferred Stock Series C, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     6/30/07 and 12/31/06, respectively                    -             -
   Common Stock, $0.001 par value, 60,000,000
     shares authorized, 10,231,419 and 10,231,419
     shares issued and outstanding as of
     6/30/07 and 12/31/06, respectively               10,231        10,231
   Additional paid-in capital                         17,194        17,194
   Earnings (Deficit) accumulated during
     development stage                               (26,308)      (22,123)
                                                  -----------  ------------
                                                       1,117         5,302
                                                  -----------  ------------
                                                  $    1,117   $     5,302
                                                  ===========  ============

  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Operations
      For the three and six months ended June 30, 2006 and June 30, 2007
              From December 24, 2002 (Inception) to June 30, 2007
                                (unaudited)



Statements of Operations


                     For the three months   For the six months   December 24,
                            ended                 ended              2002
                           June 30,              June 30,       (Inception) to
                     --------------------  --------------------    June 30,
                       2007        2006       2007       2006        2007
                     ---------  ---------  ---------  ---------  -------------
Revenue              $    650   $      -   $  1,335   $    620   $     10,690

Expenses:

General and administrative
 expenses               2,867         38      5,520        461         36,998
                     ---------  ---------  ---------  ---------  -------------

   Total expenses       2,867         38      5,520        461         36,998
                     ---------  ---------  ---------  ---------  -------------

Net income (loss)    $ (2,217)  $    (38)  $ (4,185)  $    159   $    (26,308)
                     =========  =========  =========  =========  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted             3,613,258  1,808,305  3,613,258  1,808,305
                     =========  =========  =========  =========

Net (loss) per
 share - basic
 and fully
 diluted             $    0.00  $    0.00  $    0.00  $    0.00
                     ========== ========== ========== ==========

  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Cash Flows
           For the six months ended June 30, 2006 and June 30, 2007
              From December 24, 2002 (Inception) to June 30, 2007
                                (unaudited)


Statements of Cash Flows

                                            For the six months   December 24,
                                                  ended              2002
                                                 June 30,       (Inception) to
                                           --------------------    June 30,
                                              2007       2006        2007
                                           ---------  ---------  -------------
Cash flows from operating activities:
Net income (loss)                          $ (4,185)  $    159   $    (26,308)
                                           ---------  ---------  -------------
Net cash provided from
 operating activities                        (4,185)       159        (26,308)

Cash flows from financing activities:
Issuances of
  common stock                                    -          -         23,425
Officer Donated Capital                           -          -          4,000
                                           ---------  ---------  -------------
Net cash provided from financing
 activities                                       -          -         27,425

Net increase (decrease) in
 cash                                        (4,185)       159          1,117
Cash and
 equivalents-
 beginning                                    5,302         21              -
                                           ---------  ---------  -------------
Cash and
 equivalents-
 ending                                    $  1,117   $    180   $      1,117
                                           =========  =========  =============

Supplemental disclosures:
 Interest paid                             $      -   $      -   $          -
                                           =========  =========  =============
 Income taxes paid                         $      -   $      -   $          -
                                           =========  =========  =============

  The accompanying notes are an integral part of these financial statements.

                       National Filing Agents, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                               June 30, 2007


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has recognized revenues of $10,690 to date and has accumulated operating losses of approximately $(26,308) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                       National Filing Agents, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                               June 30, 2007


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

Going Concern - The Company experienced operating losses, of $(26,308) since its inception on December 24, 2002 through the period ended June 30, 2007.
The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the six month period ended June 30, 2007, the Company generated revenues of $1,335 versus $620 for the same period last year. Since inception on December 24, 2002, the Company has recognized revenues of $10,690.

During the six months ended June 30, 2007, the Company had a net loss of $(4,158) as compared to a net income of $159 for the same period last year. The increased expenses represented general and administrative accounting fees to keep the Company fully reporting.

For the three month period ending June 30, 2007, the Company generated $650 in revenues versus no revenues for the same period last year. For the three month period ending June 30, 2007, the Company experienced a net loss of $(2,217) versus a net loss of $(38) for the same period last year.

Since the Company's inception, on December 24, 2002, the Company experienced a net lost $(26,308). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2007, the Company had current assets of $1,117 with no current liabilities.

As of June 30, 2007, the Company has 10,231,419 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended June 30, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through June 30, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

Market Information
------------------

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on June 12, 2007. The stock's trading symbol is: NFLA. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

The common stock of the Company was cleared for trading the NASD OTC Bulletin Board on June 12, 2007. The stock's trading symbol is: NFLA. There has been no trading market to date in the Company's common stock, and there are no assurances that any trading market will develop.

ITEM 6.  Exhibits and Reports on Form 8-K

a) Exhibits

  Exhibit
  Number        Title of Document
  ---------------------------------------------------------------------------
    31.1 Certifications of the President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of President pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)  Reports on Form 8-K

None filed during the quarter ended June 30, 2007.



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

Dated:  August 3, 2007
        --------------