Form 10QSB
period 2007-09-30
NATIONAL FILING AGENTS INC
filed 2007-10-09
CIK 1214605

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2007

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

Number of shares of common stock outstanding as of October 9, 2007: 10,231,419 shares common stock

Number of shares of preferred stock outstanding as of October 9, 2007:  None

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2007, follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
National Filing Agents, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of National Filing Agents, Inc. as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United
States). All information included in these financial statements is the representation of the management of National Filing Agents, Inc.

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



/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    October 5, 2007



            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                         National Filing Agents, Inc.
                         (a development stage company)
                                 Balance Sheets
                               September 30, 2007
                               December 31, 2006


Balance Sheets
                                                  (unaudited)
                                                 September 30, December 31,
                                                      2007        2006
                                                  -----------  ------------
Assets

Current Assets:
   Cash                                           $      749   $     5,302
                                                  -----------  ------------
     Total current assets                                749         5,302
                                                  -----------  ------------
                                                  $      749   $     5,302
                                                  ===========  ============

Liabilities and Stockholder's Equity

Stockholder's Equity:
   Preferred Stock Series A, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     9/30/07 and 12/31/06, respectively                    -             -
   Preferred Stock Series B, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     9/30/07 and 12/31/06, respectively                    -             -
   Preferred Stock Series C, $0.001 par value,
     5,000,000 shares authorized, no shares
     issued or outstanding as of
     9/30/07 and 12/31/06, respectively                    -             -
   Common Stock, $0.001 par value, 60,000,000
     shares authorized, 10,231,419 and 10,231,419
     shares issued and outstanding as of
     9/30/07 and 12/31/06, respectively               10,231        10,231
   Additional paid-in capital                         17,194        17,194
   Earnings (Deficit) accumulated during
     development stage                               (26,676)      (22,123)
                                                  -----------  ------------
                                                         749         5,302
                                                  -----------  ------------
                                                  $      749   $     5,302
                                                  ===========  ============

  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Operations
 For the three and nine months ended September 30, 2006 and September 30, 2007
           From December 24, 2002 (Inception) to September 30, 2007
                                (unaudited)



Statements of Operations


                     For the three months  For the nine months   December 24,
                            ended                 ended              2002
                         September 30,        September 30,     (Inception) to
                     --------------------  --------------------  September 30,
                       2007        2006       2007       2006        2007
                     ---------  ---------  ---------  ---------  -------------
Revenue              $      -   $    200   $  1,335   $    820   $     10,690

Expenses:

General and administrative
 expenses                 368         10      5,888        471         37,366
                     ---------  ---------  ---------  ---------  -------------

   Total expenses         368         10      5,888        471         37,366
                     ---------  ---------  ---------  ---------  -------------

Net income (loss)    $   (368)  $    190   $ (4,553)  $    349   $    (26,676)
                     =========  =========  =========  =========  =============

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted             3,613,258  1,808,305  3,613,258  1,808,305
                     =========  =========  =========  =========

Net (loss) per
 share - basic
 and fully
 diluted             $   (0.00) $    0.00  $   (0.00) $    0.00
                     ========== ========== ========== =========

  The accompanying notes are an integral part of these financial statements.

                        National Filing Agents, Inc.
                        (a development stage company)
                          Statements of Cash Flows
        For the nine months ended September 30, 2006 and June 30, 2007
           From December 24, 2002 (Inception) to September 30, 2007
                                (unaudited)


Statements of Cash Flows

                                            For the nine months  December 24,
                                                  ended              2002
                                              September 30,     (Inception) to
                                           --------------------  September 30,
                                              2007       2006        2007
                                           ---------  ---------  -------------
Cash flows from operating activities:
Net income (loss)                          $ (4,553)  $    349   $    (26,676)
                                           ---------  ---------  -------------
Net cash provided from
 operating activities                        (4,553)       349        (26,676)

Cash flows from financing activities:
Issuances of
  common stock                                    -          -         23,425
Officer Donated Capital                           -          -          4,000
                                           ---------  ---------  -------------
Net cash provided from financing
 activities                                       -          -         27,425

Net increase (decrease) in
 cash                                        (4,553)       349            749
Cash and
 equivalents-
 beginning                                    5,302         21              -
                                           ---------  ---------  -------------
Cash and
 equivalents-
 ending                                    $    749   $    370   $        749
                                           =========  =========  =============

Supplemental disclosures:
 Interest paid                             $      -   $      -   $          -
                                           =========  =========  =============
 Income taxes paid                         $      -   $      -   $          -
                                           =========  =========  =============

  The accompanying notes are an integral part of these financial statements.

                       National Filing Agents, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                            September 30, 2007


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


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has recognized revenues of $10,690 to date and has accumulated operating losses of approximately $(26,676) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                       National Filing Agents, Inc.
                       (A development stage company)
                       Notes to Financial Statements
                            September 30, 2007


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



Marketing Strategies
--------------------

National Filing Agents, Inc. is seeking to build its customer base. The Company is working to identify attorneys who require our services as an electronic filing agent. The Company has experienced an increased demand for its EDGAR Filing services through its relationship with consulting firms, law practices and stock transfer agencies, and believes that it will continue to experience demand for its services going forward.

Competition
-----------

The Company will be competing against many more established electronic information agencies throughout the U.S. for the same customer base. Professional legal/business printers provide EDGAR(R) filing services, as well as attorney offices and Business Wire. This additional competition may adversely effect the Company sales or capacity to retain or increase clientele or business. Additionally, many filers file disclosure documentation in-house without resorting to the use of and EDGAR(R) filing agent. To the extent that issuer(s)/filers opt not to secure the services of a filing agent, National Filing Agents may be adversely effected in terms of the overall business it might potentially gain. There are no assurances the Company will be able to successfully compete against these other agencies based on these factors. In order to compete with these other agencies, management plans to offer above average customer service, attention, and cost effectiveness to its customers.

Going Concern - The Company experienced operating losses, of $(26,676) since its inception on December 24, 2002 through the period ended September 30, 2007. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. (See Financial Footnote 2)

Results of Operations
---------------------

During the nine month period ended September 30, 2007, the Company generated revenues of $1,335 versus $820 for the same period last year. Since inception on December 24, 2002, the Company has recognized revenues of $10,690.

During the nine months ended September 30, 2007, the Company had a net loss of $(4,553) as compared to a net income of $349 for the same period last year. The increased expenses represented general and administrative accounting fees to keep the Company fully reporting.

For the three month period ending September 30, 2007, the Company generated no revenues versus $200 in revenues for the same period last year. For the three month period ending June 30, 2007, the Company experienced a net loss of $(368) versus a net income of $190 for the same period last year.

Since the Company's inception, on December 24, 2002, the Company experienced a net lost $(26,676). Management is paying the day-to-day corporate expenses personally, without seeking reimbursement from the Company for these paid expenses. Management plans to continue to cover the Company's expenses for the next twelve months.


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

Management is currently exploring various business strategies to build the Company's business. This includes evaluating various options and strategies. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's sole Officer. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames;
the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors.

The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors. Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2007, the Company had current assets of $749 with no current liabilities.

As of September 30, 2007, the Company has 10,231,419 shares of common stock issued and outstanding.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the nine months ended September 30, 2007. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2007. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for the company at no cost, until such time as the company becomes profitable on a consistent Quarter-to-Quarter basis.

The Company has no material commitments for capital expenditures, nor does it foresee the need for such expenditures over the next year.

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

None.

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

b)  Reports on Form 8-K

None filed during the quarter ended September 30, 2007.



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

Dated:  October 9, 2007
        --------------