Form 10KSB
period 2007-12-31
BONANZA OIL & GAS, INC.
filed 2008-03-31
CIK 1214605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____ to _____

Commission File Number 000-52411

BONANZA OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0877018
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 Richmond Ave, Suite 400 Houston, Texas	77098	713-333-5808
(Address of principal executive office)	(Postal Code)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share

Copies to:
Stephen M. Fleming, Esq.
Law Offices of Stephen M. Fleming PLLC
110 Wall Street, 11th Floor
New York, New York  10005
Telephone: (516) 833-5034
Fax: (516) 977-1209

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes[ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $17,497

The aggregate market value of the voting stock held by non-affiliates as of March 27, 2008 was $7,679,788.

Number of outstanding shares of the registrant's par value $0.001 common stock as of March 27, 2008: 25,770,369.

BONANZA OIL AND GAS, INC.

FORM 10-KSB

For the Fiscal Year Ended December 31, 2007

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.Bonanzaog.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

 We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

DESCRIPTION OF BUSINESS

On October 23, 2007, we acquired Plantation Working Interests, LLC, ("PWI") a privately-held limited liability company, organized in Texas, pursuant to that certain Acquisition Agreement and Plan of Merger (collectively the "PWI Agreement") pursuant to which we acquired 100% interest in PWI and other assets in exchange for 10,766,667 shares of our common stock.  Immediately following the acquisition of PWI, two former affiliated shareholders of our company, cancelled 6,180,000 unregistered shares of common stock held by them. The transaction contemplated by the Agreement was intended to be a "tax-free" reorganization pursuant to the provisions of Section 351 and 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.  Effective January 10, 2008, we changed our name to “Bonanza Oil & Gas, Inc.” from “National Filing Agents, Inc.”  In addition, effective January 10, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from NFLA to BGOI and the Company implemented a forward split of the issued and outstanding common shares of the Company, whereby every share of common stock held was exchanged for 2.1 shares of common stock.  All share amounts throughout this annual report reflect the 2.1 for 1 forward stock split.

As a result of the acquisition of PWI, we are engaged in the production and development of oil and gas reserves, as well as the development and evaluation of 3D seismic programs.  The consideration issued to PWI for the newly issued shares consisted solely of treasury shares of our common stock and was intended to qualify as a tax-free reorganization under Section 368 of the Internal Revenue Code of 1986, as amended, and the regulations promulgated pursuant thereto.

PWI was organized on August 17, 2007, under the laws of the State of Texas, and has since operated as a nonoperating working interest participant investor in oil and gas projects.  PWI is engaged in the production and development of oil and gas reserves, as well as the development and evaluation of 3D seismic programs. PWI was formed to acquire a working interest in eight oil and gas wells in Gonzales County, Texas. The wells (while inactive) are owned by Plantation Exploration, Inc. and PWI purchased a 22.5 % working interest in the 8 wells owned by Plantation Exploration, Inc. PWI purchased a 22.5% pre-payout (15% post- payout) interest in oil and gas wells in Gonzales County, Texas for a total purchase price of $750,000, which was paid in three payments in September 2007. PWI will receive 15.75% of the net revenues from the wells until it has recovered its $750,000 cost at which time the payout net revenue interest will drop to 10.5% of net revenues.

PWI participates in oil and gas production and development in several ways.

•	PWI purchases existing producing properties from other oil and gas companies.

•	Another method is by using its seismic expertise to participate in exploration and development of oil and gas reserves through partnering relationships with oil and gas companies.

•	PWI combines its 3D and 2D seismic resources and technology with the land, geology, engineering, and drilling expertise of selected oil and gas operators to create additional value.

Management believes that this results in higher drilling success rates, allowing the Company to participate in oil and gas exploration and development on a relatively low cost/low risk basis and thereby build an asset base of profitable oil and gas reserves. Advances in geophysical and seismic technology have been major contributors to the increase in exploratory gas drilling success rates from 10-20% ten years ago to 50-70% success rates today. The Company's principals have explored for, drilled for and have operated oil and gas properties in the United States. The majority of these operations have been in Texas, Louisiana, and its surrounding states. The Company has a large seismic library it can rely on to explore and develop additional oil and gas prospects.

Robert Teague and William Wiseman, executive officers and directors, agreed to contribute/assign various nonmonetary assets to the Company. These nonmonetary assets consists of a 25% WI (working interest) on the  leases on Cadillac Prospect in Mercedes Field which is 100% owned by United Production & Exploration and  a 25% WI (working interest) on the leases on Damon Mound oil field which is 50% owned by Global Production, along with seismic data. Mr. Teague and Mr. Wiseman are the owners of United Production & Exploration and Global Production, Inc.

The Company purchased a 25% interest in APClark from Lucas Energy, Inc. for a total of 6,300,000 shares of the Company's common stock. APClark covers approximately 6,700 acres located in the APClark field in Southwestern Borden County, Texas.

COMPETITION

We face competition from numerous other oil and gas exploration and development companies, which have greater resources than we do. The competition have higher producing properties, and may be better able to find and extract commercial quantities of oil and gas, and therefore may be able to offer their oil and gas products at prices lower than we will be able to, assuming we find any oil and gas and/or purchase any producing properties in the future

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will directly impact our planned future oil and gas exploration, development and production operations, and consequently may impact our operations and costs moving forward, assuming we are able to raise sufficient capital to purchase oil and gas interests and sustain our operations, of which there can be no assurance. These regulations include, among others,

•	regulations by the Environmental Protection Agency and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes;

•
the Comprehensive Environmental Response, Compensation, and Liability Act, Federal Resource Conservation and Recovery Act and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination;

•	the Clean Air Act and comparable state and local requirements which may result in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations;

•	the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States;

•	the Resource Conservation and Recovery Act which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and

•	state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

While we do not currently have any oil and gas operations, we have not had any costs associated with the above regulations to date; however, assuming that we have any oil and gas operations in the future, of which there can be no assurance because of the substantial amount of additional financing we will require, we anticipate the costs required to comply with the regulations above will be substantial. Furthermore, if we have any oil and gas operations in the future, and we are deemed not to be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our available cash and liquidity, and/or could force us to curtail or abandon our current business operations.

EMPLOYEES

As of March 25, 2008, we had 3 full-time, at will employees. We have not experienced any work stoppages and consider relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

We maintain our principal office at 3000 Richmond Avenue, Suite 400, Houston, Texas  77098.  Our telephone number at that office is 713-333-5808. Our current office space consists of approximately 5,100 square feet. We sublease the space from United Production & Exploration, Inc., a company majority owned by Mr. Teague and Mr. Wiseman, executive officers and directors of the Company.  The lease is a month-to-month lease at a cost of $3,315 per month. We believes that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

The principal assets of the Company consist of oil and gas leases, proved and unproved oil and gas properties and oil and gas production related equipment.  All of our oil and gas properties are located in the state of Texas.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property.  Undeveloped properties do not presently have sufficient wells to recover the estimated reserves.

Estimates of proved developed and proved undeveloped reserves as of December 31, 2007 were based on estimates made by Forrest A. Garb & Associates, Inc. and Joe C. Neal & Associates, independent petroleum engineers.  Our independent engineers, Forrest A. Garb & Associates, Inc. and Joe C. Neal & Associates are engaged by and provided their reports to our senior management team.  We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review the reserve reports provided by the independent engineers to ensure completeness and accuracy.  Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.  In addition, management cautions that the reserve reports are based on operating data and documents as of November 1, 2007, which management does not expected material differences from those financial data as of December 31, 2007.

The Company's estimated future net recoverable oil and gas reserves from proved reserves, both developed and undeveloped properties, as of December 31, 2007 are as follows:

	Gross Reserves		Net Reserves
	Crude Oil (BBLS)	Natural Gas (MCF)	Crude Oil (BBLS)	Natural Gas (MCF)
Proved Developed	271,090	-	60,995	-
Proved Undeveloped	1,904,169	2,475,419	476,042	618,855
Total	2,175,259	2,475,259	537,037	618,855

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company’s proved developed oil and gas reserves, discounted at 10%, were $19,096,504 at December 31, 2007.

The Company’s net oil and gas production after royalty and other working interests for August 17, 2007 (Inception) through December 31, 2007 was as follows.

	Crude Oil (BBLS)	Natural Gas (MCF)

2007	320	-

The Company’s average sales prices per barrel of crude oil and production costs per equivalent barrel for the August 17, 2007 (Inception) through December 31, 2007 was as follows:

	Average Sales Price	Average Production Costs
2007	$83.24	$17.35

We own interests in oil and gas leases in Texas on some of which leases there are producing oil and gas wells in which we own part or none of the working interest.  Our aggregate interests are set forth below.

Productive Wells
County	Gross Wells	Net Wells

Gonzales County	8	1.8
Borden County	-	-
Hidalgo County	-	-
Brazoria County	-	-

Gross wells are the total number of oil and gas wells in which we have a working interest.  Net wells are the ratio of our working interest to the total wells. (Example: If we own a well which we have sold off 30% interest to other working interest owners, then we have 70% left as a net well.  That means we have 1 gross well and .7 net wells.)   The same example holds true for gross and net acreage.

Productive wells are the wells we have that are producing oil and/or natural gas.  A non-productive well is a well which has a well bore and has not been shut-in (cemented in and capped).  This well bore may or may not be some time in the future be a candidate for a work-over.  Dry wells are wells which have been drilled and there is no oil and gas shows on the logs.  No oil or gas will ever be produced from a dry well.

Exploratory wells are wells which are drilled in a non-proved field.  Geological studies may indicate the existence of oil or gas but there has not been any proof by previous drilling in the field.  Developmental wells are wells drilled or reworked in a field where there are previous discoveries of oil and natural gas.  These wells have a much higher probability of being successful than exploratory wells.

Developed acreage is acreage in which we have leased the mineral rights for oil & gas and have drilled or re-worked wells.  Undeveloped acreage is acreage we have leased but have not yet drilled wells.  It is available for future drilling programs.

Delivery Commitments

We are not obligated to provide a fixed and determinable quantity of oil or natural gas in the near future under existing contracts or agreements.  Further, during the last three years we had no significant delivery commitments.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "BGOI". Prior to January 9, 2008, our common stock was quoted on the OTC Bulletin Board under the symbol "NFLA".

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2008		Fiscal 2007		Fiscal 2006
	High	Low	High	Low	High	Low
First Quarter	$ 1.05*	$ 0.48*	$ NA	$NA	NA	NA
Second Quarter	N/A	N/A	$ NA	$NA	NA	NA
Third Quarter	N/A	N/A	$0.20	$0.20	NA	NA
Fourth Quarter	N/A	N/A	$0.20	$0.20	NA	NA

* Through March 25, 2008

Holders

As of March 25, 2008, we had approximately 72 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Empire Stock Transfer, Inc. 2470 St. Rose Parkway, Suite 304, Henderson, NV  89074.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Unless otherwise noted, the issuances noted below are all considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D of the Securities Act of 1933, as amended.

On October 23, 2007, we acquired Plantation Working Interests, LLC, ("PWI") a privately-held limited liability company, organized in Texas, pursuant to that certain Acquisition Agreement and Plan of Merger (collectively the "PWI Agreement") pursuant to which we acquired 100% interest in PWI and other assets in exchange for 10,766,667 shares of our common stock.  Immediately following the acquisition of PWI, two affiliated shareholders of our company, cancelled 6,180,000 unregistered shares of common stock held by them.

The Company purchased a 25% interest in APClark from Lucas Energy, Inc. for a total of 6,300,000 shares of the Company's common stock. APClark covers approximately 6,700 acres located in the APClark field in Southwestern Borden County, Texas.

On December 17, 2007, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") providing for the sale by the Company to Phoenix of its 14% senior asset backed secured promissory note in the principal amount of $250,000 (the "Debenture").  In addition to the Debenture, Phoenix also received 74,999 shares of common stock of the Company.  The closing occurred on December 17, 2007.  The Debenture matures on the first anniversary of the date of issuance (the "Maturity Date") and interest associated with the Debenture is 14% per annum which is payable on a quarterly basis commencing March 31, 2008. The shares issued in conjunction with this Debenture were valued at $10,714 based on the price of the stock issued at the most recent private  placement offering and were recorded as additional paid  in capital and is being amortized using the effective interest rate method over the term of the  indebtedness.  The Company's obligations under the Debenture are secured by the “Plantation” assets which consists of an interest in oil and gas wells in Gonzales county, Texas.

On January 30, 2008 and January 31, 2008, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with three accredited investors for the sale by the Company to the investors of its 14% senior asset backed secured promissory note in the principal amount of $800,000 (the "2008 Debentures").  In addition to the 2008 Debentures, the investors also received 160,000 shares of common stock of the Company.    The shares issued in conjunction with the 2008 Debentures were valued based on the stock price at the date of issuance, were recorded as additional paid  in capital and are being amortized using the effective interest rate method over the term of the  indebtedness. The Debenture matures on the first anniversary of the date of issuance (the "Maturity Date") and interest associated with the 2008 Debenture is 14% per annum which is payable on a monthly basis commencing March 31, 2008.  The Company's obligations under the 2008 Debenture are secured by the assets of its Bonanza Exploration, Inc. subsidiary.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

           The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 6, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-KSB that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

We have interests in four properties in Texas, of which the properties purchased from Plantation Exploration, Inc.  (the “Plantation Property”)  are the only one that is currently producing oil and generating revenues.  We anticipate that over the next two years, we will need to raise a minimum of $10,000,000 and use most of those proceeds for drilling 14 wells on our Apclark Property, of which ten wells are anticipated to be drilled in 2008 at a cost of approximately $7,000,000.  For the period from August 17, 2007 (date of inception) to December 31, 2007, we have invested approximately $46,000 in Apclark and have invested an additional $582,400in Apclark from January 1, 2008 through March 26, 2008.  If we are unsuccessful in raising additional capital, we will not be in a position to fulfill our drilling obligations at Apclark, Cadillac, and Damon and we may sell the  remaining interest.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current production in the Plantation Property and (c) controlling overhead and expenses.

There can be no assurance that we will successfully accomplish these steps and it is uncertain we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

Results of Operations

The  following  table  sets  forth  the  percentage  relationship  to total revenues of principal  items  contained in the  statement of operations of the consolidated  financial  statements included  herewith  for the period from August 17, 2007 (date of inception) to December 31, 2007.  It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Amount	Percentage
Oil & Gas Sales	$17,497	100.0%
General & Administrative Expenses	206,883	(1,182.4%)
Depreciation , Depletion and Accretion	5,627	(32.2%)
Total Operating Costs and Expenses	212,510	(1,214.6%)
Operating Loss	(195,013)	(1,114.6%)

Interest Expense	(2,232)	(12.8%)

Net Loss	$(197,245)	(1,127.3%)

For the period from August 17, 2007 (date of inception) to December 31, 2007

We were incorporated on August 17, 2007 and all of our revenues from oil sales have been from the Plantation property.  We generated net revenues of $17,497 from the Plantation property, which produced a total of 2,034 barrels of oil ("BOE"), of which our 15.75% share was 320 BOE that were sold at an average price of $83.24 per BOE or totaled to $25,435 prior to our share of the operating expense.  Total operating expenses were $35,281 (or approximately $17.35 per BOE) of which our 22.5% share was $7,938.

General and administrative expenses totaled $206,883 and consisted primarily of $176,208 of professional and legal fees.

Depreciation, depletion and accretion was $5,627, all of which is attributable to depletion on our Plantation property.

Loss from operations was $195,013.

Interest expense was $2,232 and consisted primarily of interest expense on our $250,000 14% Secured Promissory Note.

Net loss was $197,245.

Liquidity and Capital Resources

At December 31, 2007, we had working capital deficit of $102,815 consisting primarily of $239,697 of the 14% Secured Promissory Note, representing $250,000 face value less $10,303 of unamortized discount, offset mainly by $154,357 of cash.

We have raised in excess of $2,000,000 in gross proceeds through various debt and equity financings since date of inception (August 17, 2007) and have used the majority of the net proceeds to acquire the Plantation Property and investments in the Apclark property, as well as for working capital purposes and professional fees.

Net cash used in operating activities totaled $161,232 and consisted primarily of the net loss of $197,245, offset by $34,984 increase in accounts payable and accrued expenses.

Net cash used in investing activities totaled $796,011 and consisted of the purchase of the Plantation property for $750,000 and $46,011 investment in the Apclark property.

Net cash provided by financing activities totaled $1,111,600 and consisted primarily of $950,000 of proceeds from the sale of interests in PWI prior to the Company acquisition of PWI and $250,000 from the issuance of the 14% Secured Promissory Note, offset by $76,000 of commissions paid on the sale of LLC interests.

Net operating revenues from our oil production are very sensitive to changes in the price of oil, which is making it very difficult for management to predict whether or not we will be profitable in the future.

We conduct no product research and development.

Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.  We will not undertake to drill wells for which we do not already possess the funds needed to complete and to equip the wells.  Should we not have all the funds needed to drill and complete a well before we commence drilling the well, we will sell an interest in the well to another oil company or to investors that buy interests in oil prospects.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

We currently sell all of our oil production to Gulfmark Energy, Inc.  However, in the event this customer discontinued oil purchases, we believe we can replace this customer with other customers who would purchase the oil at terms standard in the industry.

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil, which are out of our control.  Since our formation, in August 2007, we have sold oil at various prices ranging from $76.19 to $92.29 per barrel.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. Average price received by us for a BOE was $83.24 from date of inception (August 17, 2007) to December 31, 2007.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.

Oil and Gas Properties

We follow the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs.  Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Bonanza assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Bonanza to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2007, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.

Revenue Recognition

Bonanza recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Bonanza is not significantly different from Bonanza’s share of production.   We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

•	an obligation under a guarantee contract,
•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
•	any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
•
any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research  and development services with us.

Plan of Operations

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current production, and (c) controlling overhead and expenses.

Going Concern

We anticipate that we will need to raise a minimum of $10,000,000 to provide the cash requirements for the next twelve months to continue our investment in Apclark and our other leases.  There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006.  SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006.  SFAS No. did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any defined benefit pension and other postretirement plans at December 31, 2007.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”).  SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The Company does not expect that the adoption of EITF 07-3 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

See Consolidated Financial Statements beginning on page F-1

BONANZA OIL & GAS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet at December 31, 2007	F-2
Consolidated Statement of Operations for the period from August 17, 2007
(date of inception) to December 31, 2007	F-3

Consolidated Statement of Stockholders’ Equity for the period from August 17, 2007
(date of inception) to December 31, 2007	F-4
Consolidated Statement of Cash Flows for the period from August 17, 2007
(date of inception) to December 31, 2007	F-5

Notes to Consolidated Financial Statements	F-6 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
 Bonanza Oil & Gas, Inc. and Subsidiaries
 Houston, TX

We have audited the accompanying consolidated balance sheet of Bonanza Oil & Gas, Inc. and Subsidiaries (the “Company”), as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from August 17, 2007 (date of inception) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bonanza Oil & Gas, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the period from August 17, 2007 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit as of December 31, 2007.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Managements’ plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSMLLP

New York, NY
March 26 , 2008

BONANZA OIL AND GAS, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$154,357
Accounts Receivable	5,488
Deferred Financing Costs	12,021
Total Current Assets	171,866

Property and Equipment, at cost (Note 3):
Oil and gas properties and equipment	1,696,011
Less: accumulated depletion, depreciation
and amortization	(5,627)
1,690,384

Total Assets	$1,862,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$33,642
Accrued expenses	1,342
Debt, net of $10,303 of unamortized discount (Note 5)	239,697
Total Current Liabilities	274,681

Liability for Asset Retirement Obligations (Note 4)

Commitments and Contingencies (Note 7)

Stockholders' Equity (Note 6):
Common stock, $0.001 par value, 60,000,000 shares authorized;
25,649,645 shares issued and outstanding at December 31, 2007	25,650
Preferred Stock Series A, $0.001 par value, 5,000,000 shares authorized
0 shares issued and outstanding at December 31, 2007
Preferred Stock Series B, $0.001 par value, 5,000,000 shares authorized
0 shares issued and outstanding at December 31, 2007
Preferred Stock Series B, $0.001 par value, 5,000,000 shares authorized
0 shares issued and outstanding at December 31, 2007
Additional-Paid-in-Capital	1,759,164
Accumulated Deficit	(197,245)
1,587,569

Total Liabilities and Stockholders' Equity	$1,862,250

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL & GAS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Fof the period from August 17, 2007 (date of inception) to December 31, 2007

Operating Revenues
Oil & Gas Sales	$17,497
Total Operating Revenues	17,497

Operating Costs and Expenses
Depreciation, Depletion and Accretion	5,627
General and Administrative	206,883
Total Operating Costs and Expenses	212,510

Operating Loss	(195,013)

Other Income (Expenses):
Interest Expense	(2,232)
Loss before Income Taxes	(197,245)

Provision for Income Taxes	-

Net Loss	$(197,245)

Basic and Diluted Loss per Share	$(0.01)

Weighted average number of common shares
outstanding - basic and dilluted	22,259,728

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Fof the period from August 17, 2007 (date of inception) to December 31, 2007

	Members	Common Stock		Paid-In	Accumulated	Total
	Interest	Shares	Amount	Capital	Deficit	Equity
Balance at August 17, 2007 (Inception)	$-	-	$-	$-	$-	$-

Initial Contribution	100					100
Issuance of LLC Interests	950,000					950,000
Fees on Sale of LLC Interests	(76,000)					(76,000)
Reverse Merger with NFLA	(874,100)	19,274,646	19,275	854,825		-
Acquisition of Apclark		6,300,000	6,300	893,700		900,000
Issuance of Shares with Debt Issuance		74,999	75	10,639		10,714
Net Loss for the Year ended December 31, 2007					(197,245)	(197,245)

Balance at December 31, 2007	$-	25,649,645	$25,650	$1,759,164	$(197,245)	$1,587,569

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Fof the period from August 17, 2007 (date of inception) to December 31, 2007

Cash flows from Operating Activities:
Net Loss	$(197,245)
Adjustments to reconcile net loss to net cash
used in operating activites:
Amortization of Shares Issued with Promissory Note	411
Amortization of Deferred Financing Costs	479
Depreciation, depletion and accretion	5,627
Changes in operating assets and liabitlies:
Increase in accounts receivable	(5,488)
Increase in accounts payable and accrued expenses	34,984
Net cash used in operating activities	(161,232)

Cash flows from Investing Activities:
Acquisition of Plantation Working Interests	(750,000)
Acquisition of Apclark Assets	(46,011)
Net cash used in investing activities	(796,011)

Cash flows from Financing Activities:
Proceeds from sale of LLC interests	950,000
Payment of commissions on sale of LLC interests	(76,000)
Initial Equity Contribution	100
Proceeds from issuance of Secured Promissory Note	250,000
Payment of commisions on sale of Secured Promissory Note	(12,500)
Proceeds from Bridge Note	25,000
Repayments on Bridge Note	(25,000)
Net cash provided by financing activities	1,111,600

Net increase in cash and cash equivalents	154,357

Cash and Cash equivalents beginning of the year	-

Cash and Cash equivalents at end of year	$154,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$-
Cash Payment for Taxes	$-

Non-Cash Investing and Financing Transactions:
Shares issued for Apclark Acquisition	$900,000
Shares issued with Secured Promissory Note	$10,714

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND HISTORY

Bonanza Oil & Gas, Inc. ("Bonanza" or "the Company") is an independent energy company engaged primarily in the acquisition, development, production and the sale of oil, gas and natural gas liquids. The Company's production activities are located in the United States of America. The principal executive offices of the Company are located at 3000 Richmond Avenue, Suite 400, Houston, TX 77046.   Bonanza was originally incorporated as Plantation Working Interests, LLC (“Plantation”) in the State of Texas on August 17, 2007 to acquire a working interest (22.5% pre-payout, 15% post-payout) in 8 oil and gas wells in Gonzales County, TX.

On October 23, 2007, Plantation merged with National Filing Agents, Inc., which was the entity that survived the merger, by entering into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"), pursuant to which the Company acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Plantation, a 25% interest in a lease on Cadillac Prospect in Mercedes field in Hidalgo County, TX and 25% interest in a lease on Point Bar Prospect in the Damon Mound Field in Brazoria County, TX and other properties and assets from its members in exchange for 10,766,667 shares of Common Stock.  In addition, on October 23, 2007 in conjunction with the Acquisition Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lucas Energy, Inc. to acquire a 25% stake in ApClark, an oil, gas and mineral leaseholded working interest in Borden County, Texas through the issuance of 6,300,000 shares of Common Stock.   Immediately after the merger and further to the Acquisition Agreement, two affiliated shareholders of National Filing Agents, Inc cancelled 6,180,000 shares of common stock. The merger has been accounted for as a recapitalization of Bonanza rather than a business combination.  Accordingly, no pro forma disclosure is made.  The historical financial statements are those of Bonanza.

National Filing Agents, Inc. was incorporated under the laws of the State of Nevada on December 24, 2002, under the name National Filing Agents, Inc.  In conjunction with the transaction, National Filing Agents, Inc. amended its Articles of Incorporation to change the Company's name to Bonanza Oil & Gas, Inc., forward split its common stock on a 2.1 to 1 ratio, and changed its trading symbol on the Over-the-Counter Bulletin Board to "BGOI".  All share amounts reflect the 2.1:1 forward stock split.

The business of Bonanza is conducted through its two wholly-owned operating subsidiaries – Plantation, which holds the Plantation Assets and Bonanza Exploration, Inc. (“Bonanza Exploration”), which holds the ApClark, Cadillac and Damon leases in Texas.

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007 and has an accumulated deficit of $197,245 at December 31, 2007.  Substantial portions of the losses are attributable to legal and professional fees relating to our formation and merger.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Management of our Company has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing; (b) increasing our current production, and (c) controlling overhead and expenses.

There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND HISTOY (continued)

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Bonanza and its two wholly owned subsidiaries – Plantation and Bonanza Exploration.  Accordingly, all references herein to Bonanza or the Company include the consolidated results. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Bonanza's financials are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject Bonanza to concentration of credit risk consist of cash.  At December 31, 2007, Bonanza had $54,357 in cash in excess of federally insured limits. Bonanza maintains cash accounts only at large high quality financial institutions and Bonanza believes the credit risk associated with cash is remote.

The Company currently sells all of its oil production from its Plantation property to one customer, Gulfmark Energy, Inc.  However, the Company believes it can sell all its production to many different oil and gas purchasers, most of whom pay similar prices that vary with the international spot market prices.  The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures.

Accounting for Bad Debt and Allowances

Bonanza's receivables primarily consist of accounts receivable from oil and gas sales.  Accounts receivable are recorded at invoiced amount and generally do not bear interest.  Bad debts and allowances are provided based on historical experience, management’s evaluation of the outstanding accounts receivable and the estimated amount of probable losses due to the inability to collect from customers.  The management periodically evaluates past due or delinquency of accounts receivable if any in evaluating its allowance for doubtful accounts.  There was no allowance for doubtful accounts at December 31, 2007.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

As at December 31, 2007, the fair value of cash,  accounts receivable and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

Oil and Gas Properties, Full Cost Method

Bonanza uses the full cost method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells used to find proved reserves, and to drill and equip development wells including directly related overhead costs and related asset retirement costs are capitalized.

Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs.  Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Bonanza assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Bonanza to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is adjusted against the capitalized costs to be amortized.

Asset Retirement Obligations

Bonanza follows the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” . The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Bonanza, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Costs of oil and gas properties are amortized using the units of production method.  Depletion expense calculated per equivalent physical unit of production amounted to $2.77 for the period from August 17, 2007 (date of inception) to December 31, 2007.

Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

Bonanza recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by Bonanza is not significantly different from Bonanza’s share of production. We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

Basic Net Loss  per Share of Common Stock
Basic and diluted net loss per share calculations are presented in accordance with SFAS No.  128 (“Earnings per Share”) and are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the diluted calculation when a loss is incurred as their effect would be anti-dilutive. The basic and diluted net loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

Stock Based Compensation
On December 16, 2004, the FASB issued FASB SFAS No. 123(R) (revised 2004), "Share-Based Payment" which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The effective date for our application of SFAS No. 123(R) was August 17, 2007 (date of inception).

There were no grants of employee options during the period from August 17, 2007 (date of inception) to December 31, 2007 and as of the report date. There were no unvested options outstanding as of the date of adoption of SFAS No. 123(R).

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted discounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Segment reporting

The Company follows SFAS No. 130, “Disclosures about Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes (continued)

asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006.  SFAS No.156 did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “ Accounting for Contingencies”.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 did not have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, FASB issued its SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006 the FASB issued its SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006.  SFAS No. did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any defined benefit pension and other postretirement plans at December 31, 2007.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”).  SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities”  (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and beginning after December 15, 2007.  The Company does not expect that the adoption of EITF 07-3 will have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R)is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

Plantation

In September 2007, the Company acquired a 22.5% pre-payout (15% post-payout) interest in eight oil and gas wells in Gonzales County, Texas for a total purchase price of $750,000, which was paid in three payments.  The Company will receive 15.75% of the net revenues from the wells until it has recovered its $750,000 cost at which time the payout net revenue interest will drop to 10.5% of net revenues.  The Company has no further capital obligations to Plantation.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES (continued)

Apclark

On October 23, 2007, the Company entered into an Asset Purchase Agreement with Lucas Energy, Inc. to acquire a 25% stake in ApClark, an oil, gas and mineral leaseholded working interest in Borden County, Texas through the issuance of 6,300,000 shares of its Common Stock (see Note 6).  ApClark covers approximately 6,700 acres located in the Apclark field in Southwestern Borden County, TX.

Damon and Cadillac

In conjunction with the merger on October 23, 2007, and for no consideration, Mr. Teague and Mr. Wiseman, our CEO and VP, respectively, assigned to the Company a 25% interest in a lease on Cadillac Prospect in Mercedes Field in Hidalgo County, TX which was 100% owned by United Production & Exploration (“United”) and a 25% interest in a lease on the Point Bar Prospect in Damon Mound field in Brazoria County, TX, which was 50% owned by Global Production, Inc (“Global”).  The Damon lease covers approximately 35 acres while the Cadillac lease covers approximately 143 acres.  Global along with United are two companies that are majority owned by Mr. Teague and Mr. Wiseman.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Bonanza records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Bonanza accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Bonanza's credit-adjusted risk-free interest rate. No market risk premium has been included in Bonanza's calculation of the ARO balance.  As of December 31, 2007, the Company’s only producing property is Plantation where the operator, and not Bonanza, is responsible for costs associated with the abandonment of the property.  As such, the Company has not recognized an ARO balance at December 31, 2007.

NOTE 5 – NOTES PAYABLE

On September 19, 2007, Plantation entered into a Promissory Note (the "Promissory Note”) agreement with Viewpoint Securities, LLC ("Viewpoint") in the principal amount of $25,000.  The Promissory note was non interest bearing and principal amount was due on the earlier to occur of (i) September 30, 2007 or (ii) date on which Plantation would receive $950,000 through the issuance of LLC membership interests.  The note was repaid in full on September 20, 2007.

On December 27, 2007, Bonanza entered into a Securities Purchase Agreement with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") for its 14% senior asset backed secured promissory note in the principal amount of $250,000 (the "Debenture").  In addition to the Debenture, Phoenix also received 74,999 shares of common stock of the Company.  The Debenture matures on the first anniversary of the date of issuance (the "Maturity Date") and interest associated with the Debenture is 14% per annum which is payable on a quarterly basis commencing March 31, 2008. The Company's obligations under the Debenture are secured by the Plantation assets which consist of an interest in oil and gas wells in Gonzales County, Texas.  The shares issued in conjunction with the Debenture were valued at $10,714 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital.  The discount of $10,714 is being amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2007, the discount had a balance of $10,303.  Accrued cash interest on the Debenture as of December 31, 2007 was $1,342.   The interest rate will increase to 24% APR plus all enforcement costs as per the term of the Debenture if default.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 6 – CAPITAL STOCK

Common Stock

The Company has authorized 60,000,000 shares of common stock, with a par value of $.001 per share.  As of December 31, 2007, the Company has 25,649,645 shares of common stock issued and outstanding.

In September 2007, for gross proceeds of $950,000, we issued LLC membership interests.

Pursuant to the merger and the Acquisition Agreement of October 23, 2007, we issued a total of 10,766,667 shares of our Common Stock.

Pursuant to the Asset Purchase Agreement of October 23, 2007, we issued 6,300,000 shares of our Common Stock to Lucas Energy, Inc. for the purchase of 25% of Apclark. The valuation of the common stock issued was based upon the value of asset acquired, which did not differ materially from the fair value of the common stock issued at the time of the acquisition.

Effective January 10, 2008, the shareholders of the Company approved a forward split of its issued and outstanding common shares, whereby every share of common stock held was exchanged for 2.1 shares of common stock.  All references to common stock, shares and per share amounts have been retroactively restated to reflect the forward split as if the forward split had taken place as of the beginning of the earliest period presented.  As a result, the pre-forward split of 12,178,402 issued and outstanding shares of common stock have been retroactively restated to 25,574,645 shares to reflect the 2.1 shares for each pre-forward split share.

Preferred stock

The Company has authorized 5,000,000 shares of preferred stock Series A, with a par value of $0.001 per share, 5,000,000 shares of preferred stock Series B, with a par value of $0.001 per share and 5,000,000 shares of preferred stock Series C, with a par value of $0.001 per share.  As of December 31, 2007, the Company has no preferred stock issued and outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Bonanza leases approximately 5,100 square feet of office space in Houston, Texas from United Production & Exploration, Inc., a company majority-owned by Mr. Wiseman and Mr. Teague, that serves as its corporate office. The lease is at market rates and is on a month to month basis for $3,315 per month.   Total rent expense was $11,734 for the period from August 17, 2007 (date of inception) to December 31, 2007.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 8 – INCOME TAXES

Following is a reconciliation of the Federal statutory rate to the effective income tax rate for the period from August 17, 2007 (date of inception) to December 31, 2007:

Federal income tax rate	34.0%
State income taxes, net of federal benefit	6.0%
Utilization of NOL carry forward effect of valuation allowance	(40.0%)

Effective income tax rate	0.0%

At December 31, 2007, Bonanza had net operating loss carry forwards of approximately $197,245 which expire at various dates through 2027.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2007:

Deferred tax assets:

Net operating loss carry forward	$197,245
Less: valuation allowance	(197,245)

Deferred tax liability	$-

The non-current portions of the deferred tax asset and the deferred tax liability accounts offset each other in the Company's consolidated balance sheet.

NOTE 9 – RELATED PARTIES

The Company leases its corporate offices in Houston from United Production & Exploration, Inc., a company majority owned by Bill Wiseman, our President and CEO and Bob Teague, our VP of Operations at $3,315 per month pursuant to a month-to-month lease, which the Company believes to be at market rate.

NOTE 10 – SUBSEQUENT EVENTS

In January 2008, the Company entered into a Securities Purchase Agreement with 3 institutions and accredited investors for its 14% senior asset backed secured promissory note in the principal amount of $800,000 (the "2008 Debentures").   In addition, the investors received a total of 160,000 shares of common stock of the Company.  The 2008 Debentures mature on the first anniversary of the date of issuance and interest associated with the 2008 Debentures is 14% per annum, payable on a quarterly basis commencing March 31, 2008. The Company's obligations under the 2008 Debentures are secured by the assets held by Bonanza Exploration, one of its wholly owned subsidiaries and are subject to a rate increase if default.

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 11 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Estimates of proved developed and proved undeveloped reserves as of December 31, 2007 were based on estimates made by Forrest A. Garb & Associates, Inc. and Joe C. Neal & Associates, independent petroleum engineers.  Our independent engineers, Forrest A. Garb & Associates, Inc. and Joe C. Neal & Associates are engaged by and provided their reports to our senior management team.  We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review the reserve reports provided by the independent engineers to ensure completeness and accuracy.  Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.  In addition, management cautions that the reserve reports are based on operating data and documents as of November 1, 2007, which management does not expected material differences from those financial data as of December 31, 2007.

Proved oil and gas reserves are the estimated quantities of crude oil, condensate, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made.  Prices include consideration of changes in existing prices provided only by contractual agreements, but not on escalations based upon future conditions

Proved developed reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", as amended, requires disclosure of certain financial data for oil and gas operations and reserve estimates of oil and gas.  This information, presented here, is intended to enable the reader to better evaluate the operations of the Company.  All of the Company's oil and gas reserves are located in the United States.

The aggregate amounts of capitalized costs relating to oil and gas producing activities and the related accumulated depletion, depreciation, and amortization and valuation allowances as of December 31, 2007 are as follows:

Proved Properties	$1,696,011
Unproved properties being amortized	-
Unproved properties not being amortized	-
Capitalized asset retirement costs	-
Accumulated depletion, depreciation, amortization and valuation allowances	(5,627)

$1,690,384

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 11 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

Estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas, all of which are located within the United States, as well as changes in proved developed and undeveloped reserves during the past two years are indicated below:

	December 31, 2007
	Oil (BBLS)	Gas (MCF)
Proved developed and undeveloped reserves:
Beginning of year	-	-
Revisions of previous estimates	-	-
Improved recovery	-	-
Purchases of minerals in place	537,357	618,855
Extensions and discoveries	-	-
Production	(320)	-
Sales of minerals in place	-	-
End of year	537,037	618,855

Proved developed reserves:
Beginning of year	-	-
End of Year	537,037	618,855

The foregoing estimates have been prepared by the Company from data prepared by the independent petroleum engineers in respect to certain producing properties.  Revisions in previous estimates as set forth above resulted from analysis of new information, as well as from additional production experience or from a change in economic factors.

The reserve estimates are believed to be reasonable and consistent with presently known physical data concerning size and character of the reservoirs and are subject to change as additional knowledge concerning the reservoirs becomes available.

There are no reserves attributable to partnership or minority interests at December 31, 2007.

The present value of the estimated future net revenues of proved developed reserves, discounted at 10%, were as follows:

December 31, 2007
Proved developed and undeveloped reserves (present value before income taxes)	$30,937,312

Depletion, depreciation and accretion per equivalent unit of production was $2.77 in 2007.

SFAS No. 69, "Disclosures About Oil and Gas Producing Activities", requires certain disclosures of the costs and results of exploration and production activities and established a standardized measure of oil and gas reserves and the year-to-year changes therein.

In addition to the foregoing disclosures, SFAS No. 69 established a "Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves".

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 11 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

Costs incurred, both capitalized and expensed, for oil and gas property acquisition, exploration and development for the period from August 17, 2007 (date of inception) to December 31, 2007 are as follows:

Property acquisition costs	$750,000
Exploration costs – expensed	-
Development costs	$46,011
Asset retirement costs	$-

The results of operations for oil and gas producing activities for the period from August 17, 2007 (date of inception) to December 31, 2007 was as follows:

Sales	$17,497
Production Costs	-
Exploration Costs	-
Depletion, depreciation, amortization and valuation allowance	5,627
Income Tax Provision	4,748

Results of operations from production activities	$7,122

The following information at December 31, 2007 and for the period from August 17, 2007 (date of inception) to December 31, 2007, sets forth standardized measures of the discounted future net cash flows attributable to the Company's proved oil and gas reserves.

Future cash inflows were computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) and using the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions.

Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties and available operating loss and excess statutory depletion carryovers reduced by investment tax credits. Discounting the annual net cash flows at 10% illustrates the impact of timing on these future cash flows.

The following table presents the standardized measure of discounted estimated net cash flows relating to proved oil and gas reserves for the period from August 17, 2007 (date of inception) to December 31, 2007:

Future cash inflows	$50,285,181
Future production costs	8,327,995
Future development costs	11,019,875
Future abandonment costs
Future income tax expense	12,374,924

Future net cash flow	18,562,387
10% annual discount for estimated timing Of cash flows	7,134,480
Standardized measure of discounted Future net cash flow	$11,427,907

BONANZA OIL & GAS, INC.
Notes to Consolidated Financial Statements

NOTE 11 - SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (continued)

The principal changes in the standardized measure of discounted future net cash flows during the period from August 17, 2007 (date of inception) to December 31, 2007 were as follows:

Extensions	$11,445,404
Revisions of previous estimates Price changes Quantity changes	-
Change in production rates, timing and Other	-
Development costs incurred	-
Changes in estimated future development Costs	-
Sales of oil and gas, net of production Costs	(17,497)
Accretion of discount	-
Net change in income taxes	_ _______-
Net Increase	$11,427,907

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On February 8, 2008 (the “Dismissal Date”), we advised Moore & Associates, Chartered  (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 8, 2008.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had limited sources of revenue and operations.

During the years ended December 31, 2006 and 2005, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2006 and 2005, and through the Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company has requested that the Former Auditor furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter was filed together with a Form 8K as Exhibit 16.1.

New independent registered public accounting firm

On February 8, 2008 (the “Engagement Date”), the Company engaged RBSM LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8A(T) - CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2007. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B - Other Information

 None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Directors and Executive Officers

Names:	Ages	Titles:	Board of Directors
William Wiseman	54	President and Chief Executive Officer	Chairman
Robert Teague	59	VP Operations	Director
Ran Furman	39	Chief Financial Officer	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

Directors currently serve without cash compensation and without other fixed remuneration although we are considering providing cash and or stock options to directors in the future. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

William Wiseman, Chairman and CEO

Mr. Wiseman joined the Company as President and Chief Executive Officer in August 2007. Mr. Wiseman has over 30 years as a financial, marketing and sales professional with geophysical projects along Texas and Gulf Coast area, with worldwide experience in identifying, developing, acquiring and marketing oil and gas properties. Since January 2001, Mr. Wiseman has been president of United Production and Exploration, Ltd. Also since August 2004, Mr. Wiseman has been founder, partner, and president of Global Production, Inc. From November 1993 to November 2000, Mr. Wiseman was vice president of administration and marketing for Seismic Ventures Incorporated. Mr. Wiseman's previous experience including founder of two seismic companies: Seis Scan and Alliance Research Company where he was directly responsible for the acquisition of 20,000 miles of 2D seismic data in the Gulf Coast, as well as Chief Financial Officer and Vice President of Continental/Seiscan Seismic Services, Inc. Mr. Wiseman studied marketing at Texas Tech University.
Robert Teague, President and Director

Mr. Teague joined the Company as Vice President of Operations in August 2007. Mr. Teague has over 30 years experience in the evaluation, leasing, acquisition and marketing of oil and gas properties. Since January 2001, Mr. Teague has been founder, vice president and partner of United Production and Exploration, Ltd. Also, since August 2004, Mr. Teague has been founder, vice president and partner of Global Production, Inc. Mr. Teague's previous experience including founder and owner of Teague Interest, Inc., an oil and gas brokering firm, officer at American Crude, Inc., general manager and partner of BLD and Associates and landman at Pennzoil Producing, Inc. Mr. Teague studied business administration and accounting at Texas Christian University and attended the University of Texas for Petroleum Land Management.

Ran Furman, Chief Financial Officer and Director

Mr. Furman joined the Company as part time Chief Financial Officer in September 2007. Mr. Furman has over 15 years of transactional experience in corporate finance, capital markets and investment banking. Mr. Furman has been an independent consultant since July 2003 focusing on advising growth companies on corporate finance transactions and providing interim CFO services. Previously, Mr. Furman served as Chief Financial Officer of Island Pacific, Inc. from July 2003 to January 2005 and Chief Financial Officer of e.Digital Corporation from September 2001 to July 2003. Mr. Furman's prior experience includes Investment Banker at Jesup & Lamont Securities, a banker with Bank of Montreal and a staff accountant with Deloitte & Touche. Mr. Furman has an MBA from Columbia Business School and a BA in accounting from the University of Washington. Mr. Furman currently also serves as Chief Financial Officer and director of Osage Exploration and Development, Inc.  Mr. Furman dedicates approximately 30% of his time to the Company.

 Limitation of Liability of Directors

Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Election of Directors and Officers.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2007, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, as our board of directors during 2007 performed the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Conduct

We have adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

Compensation Committee

We currently do not have a compensation committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10. EXECUTIVE COMPENSATION.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives. We currently have no written employment agreements with any of our officers, however, the following shows the annual salaries, bonuses and stock awards for our officers and executives:

Name and principal position	Year	Compensation ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
WWilliam Wiseman	2007	$30,000							$ 30,000
	2006	n/a
Robert Teague	2007	$30,000							$ 30,000
	2006	n/a
Ran Furman	2007	$18,000							$ 18,000
	2006	n/a

Option/SAR Grants in Last Fiscal Year

 None.

Equity Compensation Plan Information

As of the date hereof, the Company has not adopted an equity compensation plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 26, 2008:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our officers and directors; and
• by all of our officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)	PERCENTAGE OF CLASS (2)

Robert Teague 3000 Richmond Avenue, Suite 400 Houston, Texas 77098	Common Stock	3,200,000	12.4%

William Wiseman 3000 Richmond Avenue, Suite 400 Houston, Texas 77098	Common Stock	3,200,000	12.4%

Ran Furman 3000 Richmond Avenue, Suite 400 Houston, Texas 77098	Common Stock	400,000	1.5%

All Officers and Directors As a Group (3 persons)	Common Stock	6,800,000	26.4%

Lucas Energy, Inc. 3000 Richmond Avenue, Suite 400 Houston, Texas 77098	Common Stock	3,501,000	13.6%

Llanerch Consulting, LLC 1319 Via Monterey Cathedral City, California 92234	Common Stock	2,709,000	10.5%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based on 25,770,369 shares of common stock issued and outstanding as of March 26, 2008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Robert Teague and William Wiseman, executive officers and directors, agreed to contribute/assign various nonmonetary assets to the Company. These nonmonetary assets consists of a lease on Cadillac Prospect in Mercedes Field which is 100% owned by United Production & Exploration and the lease on Damon Mound oil field which is 50% owned by Global Production, along with seismic data. Mr. Teague and Mr.  Wiseman are the majority owners of United Production & Exploration and Global Production, Inc.

The Company leases its corporate offices in Houston from United Production & Exploration, Inc., a company majority owned by Bill Wiseman, our President and CEO and Bob Teague, our VP of Operations at $3,315 per month pursuant to a month-to-month lease, which the Company believes to be at market rate.

ITEM 13. EXHIBITS.

Exhibit	Description
2.2
Acquisition Agreement and Plan of Merger between National Filing Agents, Inc. and Plantation Working Interests, LLC dated October 23, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2007 and incorporated herein by reference.

3.1	Articles of Incorporation, filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on December 18, 2006 and incorporated herein by reference.

3.2	Articles of Merger, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2008 and incorporated herein by reference.

3.3	Bylaws, filed as an exhibit to the registration statement on Form SB-2, filed with the Securities and Exchange Commission on December 18, 2006 and incorporated herein by reference.

4.1	Securities Purchase Agreement, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 and incorporated herein by reference.

4.2
14% Senior Asset Backed Secured Promissory Note dated December 17, 2007, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2007 and incorporated herein by reference.

10.1
Agreement of Share Exchange and Purchase of Sale, by and among New Pacific Ventures, Inc., Bonanza Oil and Gas Company, Inc. and the shareholder of Bonanza Oil and Gas Company, Inc., previously filed as an exhibit to the quarterly report on Form 10-QSB, filed with the Securities and Exchange Commission on September 15, 2006 and incorporated herein by reference.

10.2
Asset Purchase Agreement between National Filing Agents, Inc. and Lucas Energy, Inc. dated October 23, 2007, filed as an exhibit to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 24, 2007 and incorporated herein by reference.

16.1
Letter from Moore & Associates, Chartered, filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2008 and incorporated herein by reference.

23.1	Consent of Joe C. Neil & Associates

23.2	Consent of Forrest A. Garb. & Associates Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Selection of our Independent Registered Public Accounting Firm is made by the Board of Directors. RBSM LLP has been selected as our Independent Registered Public Accounting Firm for the current fiscal year. All audit and non-audit services provided by RBSM LLP are pre-approved by the Board of Directors which gives due consideration to the potential impact of non-audit services on auditor independence.

In accordance with Independent Standard Board Standards No. 1 (Independence Discussion with Audit Committees), we received a letter and verbal communication from RBSM LLP that it knows of no state of facts which would impair its status as our independent public accountants. The Board of Directors has considered whether the non-audit services provided by RBSM LLP are compatible with maintaining its independence and has determined that the nature and substance of the limited non-audit services have not impaired RBSM LLP s status as our Independent Registered Public Accounting Firm.

AUDIT FEES

The aggregate fees billed by our auditor for professional services rendered for the audit of our annual financial statements during the year ended December 31, 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year then ended were $0.  Moore & Associates, Chartered was our auditor for the year ended December 31, 2006.  The aggregate fees billed and anticipated by our auditor for professional services rendered for the audit of our annual financial statements during the year ended December 31, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year then ended were approximately $5,500.

TAX FEES

Our auditors did not bill us for any tax services during fiscal years 2007 and 2006.

ALL OTHER FEES

Our auditors did not bill us for any other services during fiscal years 2007 and 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BONANZA OIL AND GAS, INC.

Date: March 28, 2008	By:	/s/ WILLIAM WISEMAN
William Wiseman
Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2008	By:	/s/ RAN FURMAN
Ran Furman
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ WILLIAM WISEMAN	Chief Executive Officer (Principal Executive Officer)	March 28, 2008
William Wiseman	and Chairman

/s/ RAN FURMAN	Chief Financial Officer (Principal Financial Officer and	March 28, 2008
Ran Furman	Principal Accounting Officer) and Director

/s/ ROBERT TEAGUE	Director	March 28, 2008
Robert Teague