Form 10-Q
period 2008-03-31
BONANZA OIL & GAS, INC.
filed 2008-05-15
CIK 1214605

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

/  / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

BONANZA OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charger)

Nevada	000-52411	47-0877018
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3000 Richmond Avenue Suite 400 Houston, TX 77098 (Address of principal executive offices)	(713) 333-5808 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                Yes   /X/                             No/  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)Yes   /  /                             No/X /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	25,809,654 (Outstanding at May 13, 2008)

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA OIL AND GAS, INC.
BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$129,640	$154,357
Accounts Receivable	13,913	5,488
Deferred Financing Costs	8,905	12,021
Total Current Assets	152,458	171,866

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	2,285,703	1,696,011
Other property and equipment	2,432	-

Total property and equipment	2,288,135	1,696,011
Less: accumulated depletion, depreciation
and amortization	(9,010)	(5,627)
	2,279,125	1,690,384

Total Assets	$2,431,583	$1,862,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$61,107	$33,642
Accrued expenses	-	1,342
Debt, net of $107,906 and $10,303 of unamortized discount at March 31, 2008
and December 31, 2007, respectively (Note 3)	942,094	239,697
Total Current Liabilities	1,003,201	274,681

Liability for Asset Retirement Obligations (Note 6)

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares authorized;
25,809,654 and 25,649,654 shares issued and outstanding at	25,810	25,650
March 31, 2008 and December 31, 2007, respectively
Preferred Stock Series A, $0.001 par value, 5,000,000 shares authorized	-	-
0 shares issued and outstanding at March 31, 2008 and
December 31, 2007, respectively
Preferred Stock Series B, $0.001 par value, 5,000,000 shares authorized	-	-
0 shares issued and outstanding at March 31, 2008 and
December 31, 2007, respectively
Preferred Stock Series C, $0.001 par value, 5,000,000 shares authorized	-	-
0 shares issued and outstanding at March 31, 2008 and
December 31, 2007, respectively
Additional-Paid-in-Capital	1,879,004	1,759,164
Accumulated Deficit	(476,432)	(197,245)
	1,428,382	1,587,569

Total Liabilities and Stockholders' Equity	$2,431,583	$1,862,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL & GAS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the three months ended March 31, 2008 (Unaudited)

Operating Revenues
Oil & Gas Sales	$13,913
Total Operating Revenues	13,913

Operating Costs and Expenses
Depreciation, Depletion and Accretion	3,383
General and Administrative	237,624
Total Operating Costs and Expenses	241,007

Operating Loss	(227,094)

Other Income (Expenses):
Interest Income	1
Interest Expense	(52,094)
Loss before Income Taxes	(279,187)

Provision for Income Taxes	-

Net Loss	$(279,187)

Basic and Diluted Loss per Share	$(0.01)

Weighted average number of common shares
outstanding - basic and dilluted	25,755,148

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL & GAS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008 (Unaudited)

Cash flows from Operating Activities:
Net Loss	$(279,187)
Adjustments to reconcile net loss to net cash
used in operating activites:
Amortization of Shares Issued with Promissory Note	22,397
Amortization of Deferred Financing Costs	3,116
Depreciation, depletion and accretion	3,383
Changes in operating assets and liabitlies:
Increase in accounts receivable	(8,425)
Increase in accounts payable and accrued expenses	26,123
Net cash used in operating activities	(232,593)

Cash flows from Investing Activities:
Acquisition of Office Equipment	(2,432)
Investment in Apclark	(589,692)
Net cash used in investing activities	(592,124)

Cash flows from Financing Activities:
Proceeds from issuance of Secured Promissory Note	800,000
Net cash provided by financing activities	800,000

Net decrease in cash and cash equivalents	(24,717)

Cash and Cash equivalents beginning of the period	154,357

Cash and Cash equivalents at end of period	$129,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$26,580
Cash Payment for Taxes	$-

Non-Cash Investing and Financing Transactions:
Shares issued with Secured Promissory Note	$120,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (unaudited)

1. BASIS OF PRESENTATION

Bonanza Oil and Gas, Inc. (“Bonanza” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read in conjunction  with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on March 31, 2008 with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results that might be expected for the future interim periods and for the entire year.

Going Concern

The Company has incurred recurring losses and had negative cash flow from operations since inception on August 17, 2007 and has an accumulated deficit of $476,432 at March 31, 2008 (unaudited) and $197,245 at December 31, 2007.  Substantial portions of the losses are attributable to legal and professional fees as well as interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing our current production in the Plantation property (c) continuing drilling on Apclark and (d) controlling overhead and expenses.

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

The Company was incorporated on August 17, 2007 and thus no comparative statements of operations and cash flows are presented on this quarterly unaudited consolidated financial statements.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157” ) and SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.  The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on its financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company has not yet evaluated the potential impact of adopting SFAS No. 161 on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of March 31, 2008 (unaudited) and December 31, 2007.

	March 31, 2008	December 31, 2007
	(unaudited)

Properties subject to amortization	$750,000	$750,000
Properties not subject to amortization	1,535,703	946,011
Capitalized asset retirement costs	-	-

Accumulated depreciation and depletion	(8,856)	(5,627)

Oil and gas properties, net	$2,276,847	$1,690,384

Depreciation and depletion expense totaled $3,383 for the three months ended March 31, 2008, which included depreciation expense on other property and equipment.

3. NOTES PAYABLE

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

On December 27, 2007, Bonanza entered into a Securities Purchase Agreement with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") for its 14% senior asset backed secured promissory note in the principal amount of $250,000 (the "Debenture").  In addition to the Debenture, Phoenix also received 74,999 shares of common stock of the Company.  The Debenture matures on the first anniversary of the date of issuance (the "Maturity Date") and interest associated with the Debenture is 14% per annum which is payable on a quarterly basis commencing March 31, 2008. The Company's obligations under the Debenture are secured by the Plantation assets which consist of an interest in oil and gas wells in Gonzales County, Texas.  The shares issued in conjunction with the Debenture were valued at $10,714 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital.  The discount of $10,714 is being amortized using the effective interest rate method over the term of the indebtedness and had balances of $7,632 and $10,303, as of March 31, 2008 (unaudited) and December 31, 2007, respectively.  The interest rate will increase to 24% APR plus all enforcement costs as per the term of the Debenture if default.  During the three months ended March 31, 2008, the Company paid $8,726 in interest on this Debenture.

In January 2008, the Company entered into a Securities Purchase Agreement with 3 institutions and accredited investors for its 14% senior asset backed secured promissory note in the principal amount of $800,000 (the "2008 Debentures").   In addition, the investors received a total of 160,000 shares of common stock of the Company.  The 2008 Debentures mature on the first anniversary of the date of issuance and interest associated with the 2008 Debentures is 14% per annum, payable on a monthly basis commencing March 31, 2008. The Company's obligations under the 2008 Debentures are secured by the assets held by Bonanza Exploration, one of its wholly owned subsidiaries and are subject to a rate increase if default.     The shares issued in conjunction with the 2008 Debentures were valued at $120,000 based on the price of the stock issued at the time of issuance and were recorded as additional paid in capital.  The discount of $120,000 is being amortized using the effective interest rate method over the term of the indebtedness and as of March 31, 2008 (unaudited), the discount had a balance of $100,274.  During the three months ended March 31, 2008, the Company paid $17,854  in interest on the 2008 Debentures.

4.  COMMITMENTS AND CONTINGENCIES

Bonanza leases approximately 5,100 square feet of office space in Houston, Texas from United Production & Exploration, Inc., a company majority-owned by Mr. Wiseman and Mr. Teague, that serves as its corporate office. The lease is at market rates and is on a month to month basis for $3,315 per month.   Total rent expense was $9,945 for the three months ended March 31, 2008 (unaudited).

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

ENVIRONMENT

Bonanza, as owner and operator of oil and gas properties, is subject to various federal, state, and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the owner of real property and the lessee under oil and gas leases for the cost of pollution clean-up resulting from operations, subject the owner/lessee to liability for pollution damages and impose restrictions on the injection of liquids into subsurface strata.

Although Company environmental policies and practices are designed to ensure compliance with these laws and regulations, future developments and increasing stringent regulations could require the Company to make additional unforeseen environmental expenditures

The Company maintains insurance coverage that it believes is customary in the industry, although it is not fully insured against all environmental risks.

The Company is not aware of any environmental claims existing as of March 31, 2008, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

5. MAJOR CUSTOMERS

During the three months ended March 31, 2008 (unaudited) , one customer, Gulfmark Energy, Inc., accounted for 100.0% of our total oil and gas sales.

6. ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Bonanza records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Bonanza accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Bonanza's credit-adjusted risk-free interest rate. No market risk premium has been included in Bonanza's calculation of the ARO balance.  As of March 31, 2008 and December 31, 2007, the Company’s only producing property is Plantation where the operator, and not Bonanza, is responsible for costs associated with the abandonment of the property.  As such, the Company has not recognized an ARO balance at March 31, 2008 or December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that include, among others, statements of: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital requirements, development and exploration expenditures (including the amount and nature thereof), drilling of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, and expansion and growth of business operations. These statements are based on certain assumptions and analyses made by our management in light of past experience and perception of: historical trends, current conditions, expected future developments, and other factors that our management believes are appropriate under the circumstances. We caution the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with the financial environment, the regulatory environment, and trend projections, that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified below.

Significant factors that could prevent us from achieving our stated goals include: declines in the market prices for oil and gas, adverse changes in the regulatory environment affecting us, the inherent risks involved in the evaluation of properties targeted for acquisition, our dependence on key personnel, the availability of capital resources at terms acceptable to us, the uncertainty of estimates of proved reserves and future net cash flows, the risk and related cost of replacing produced reserves, the high risk in exploratory drilling and competition. You should consider the cautionary statements contained or referred to in this report in connection with any subsequent written or oral forward-looking statements that may be issued. We undertake no obligation to release publicly any revisions to any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

On October 23, 2007, Plantation merged with National Filing Agents, Inc., which was the entity that survived the merger, by entering into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"), pursuant to which the Company acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held, Plantation, a 25% interest in a lease on Cadillac Prospect in Mercedes field in Hidalgo County, TX and 25% interest in a lease on Point Bar Prospect in the Damon Mound Field in Brazoria County, TX and other properties and assets from its members in exchange for 10,766,667 shares of Common Stock.  In addition, on October 23, 2007 in conjunction with the Acquisition Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lucas Energy, Inc. to acquire a 25% stake in ApClark, an oil, gas and mineral leasehold working interest in Borden County, Texas through the issuance of 6,300,000 shares of Common Stock.   Immediately after the merger and further to the Acquisition Agreement, two affiliated shareholders of National Filing Agents, Inc cancelled 6,180,000 shares of common stock. The merger has been accounted for as a recapitalization of Bonanza rather than a business combination.  Accordingly, no pro forma disclosure is made.  The historical financial statements are those of Bonanza.

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

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing our current production in the Plantation property (c) continuing drilling on Apclark and (d) controlling overhead and expenses.

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

Results of Operations

Three Months ended March 31, 2008 (unaudited)

	Three Months Ended March 31, 2008
	Amount	Percentage

Oil & Gas Sales	$13,913	100.0%

Depreciation , Depletion and Accretion	3,383	24.3%
General & Administrative Expenses	237,624	1,707.9%
Total Operating Costs and Expenses	241,007	1,732.2%

Operating Loss	(227,094)	-1,632.2%

Other Expenses	(52,093)	-374.4%

Net Loss	(279,187)	-2,006.7%

We were incorporated on August 17, 2007 and thus no prior year comparisons are provided.

All of our current revenues are derived from oil sales from our Plantation property.  We generated net revenues of $13,913 during the three months ended March 31, 2008.  During the quarter ended March 31, 2008, we produced a total of 1,167 barrels of oil ("BOE"), of which our 15.75% share was 184 BOE that were sold at an average price of $96.07 per BOE, while total operating expenses were $26,268 (or approximately $22.51 per BOE) of which our 22.5% share was $5,910.

For the three months ended March 31, 2008, general and administrative expenses totaled $237,624 and consisted primarily of $169,055 of professional fees and $37,500 of insurance expense.

Depreciation, depletion and accretion were $3,383 for the quarter ended March 31, 2008, most of which is attributable to depletion on our Plantation property.

Loss from operations was $227,094 for the quarter ended March 31, 2008.

Interest expense for the quarter ended March 31, 2008 was $52,094 and consisted of interest on our $800,000 related to 2008 Debentures and interest on the $250,000 Debenture.

Net loss was $279,187 for the quarter ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had working capital deficit of $850,743 consisting primarily of $942,094 of debt, representing $1,050,000 face value less $107,906 of unamortized discount, offset mainly by $129,640 of cash.

We have raised in excess of $2,000,000 in gross proceeds through various debt and equity financings since date of inception (August 17, 2007) and have used the majority of the net proceeds to acquire the Plantation Property and investments in the Apclark property, as well as for working capital purposes and professional fees.

Net cash used in operating activities for the quarter ended March 31, 2008 totaled $232,593 and consisted primarily of the net loss of $279,187, offset by $26,123 increase in accounts payable and accrued expenses and $22,397 for the amortization of shares issued with the various debenture offerings.

Net cash used in investing activities for the quarter ended March 31, 2008 totaled $592,124 and consisted primarily of $589,692 investment in the Apclark property.

Net cash provided by financing activities for the quarter ended March 31, 2008 totaled $800,000 and consisted of the gross proceeds of the 2008 Debentures.

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

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil, which are out of our control.  Since our formation, in August 2007, we have sold oil at various prices ranging from $79.62 to $103.99 per barrel.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. Average price received by us for a BOE was $96.07 and $87.91 for the quarter ended March 31, 2008 and from August 17, 2007 (date of inception) to March 31, 2008, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates our estimates and judgments, including those related to revenue recognition, recovery of oil and gas reserves, financing operations, and contingencies and litigation.  For a summary of our critical accounting policies, please refer to our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on Mrach 31, 2008.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of March 31, 2008, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Plan of Operations

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing our current production in the Plantation property (c) continuing drilling on Apclark and (d) controlling overhead and expenses.

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

Recent Accounting Pronouncements

See Note 1 of Notes to Consolidated Financial Statements included in Part I – Financial Information, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by Item 305.

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1A. Risk Factors

Our company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this item.

Further, there have been no material changes to the risks to our business described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, the Company entered into a Securities Purchase Agreement with 3 institutions and accredited investors for its 14% senior asset backed secured promissory note in the principal amount of $800,000 (the "2008 Debentures").   In addition, the investors received a total of 160,000 shares of common stock of the Company.  The 2008 Debentures mature on the first anniversary of the date of issuance and interest associated with the 2008 Debentures is 14% per annum, payable on a quarterly basis commencing March 31, 2008.  The offering and sale was deemed to be exempt under Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors or a limited number of unaccredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, the Company has made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

BONANZA OIL AND GAS, INC. (Registrant)

Date: May 14, 2008	By:	/s/ Bill Wiseman
Bill Wiseman
President and Chief Executive Officer

Date: May 14, 2008	By:	/s/ Ran Furman
Ran Furman
Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K.  Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of Bonanza Oil and Gas, Inc. (1)
3.2	Bylaws of Bonanza Oil and Gas, Inc. (1)
31.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Bill Wiseman, President and Chief Executive Officer (Principal Executive Officer)

31.2 (*)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Ran Furman, Chief Financial Officer (Principal Financial Officer).
32.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Bill Wiseman, President and Chief Executive Officer (Principal Executive Officer) and Ran Furman (Principal Financial Officer).

(1)	Incorporated herein by reference to Exhibit 3.1 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006.