Form 10-Q
period 2008-06-30
BONANZA OIL & GAS, INC.
filed 2008-08-14
CIK 1214605

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

/  / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _____ to _____

BONANZA OIL AND GAS, INC.
(Exact name of small business issuer as specified in its charger)

Nevada	000-52411	76-0720654
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3000 Richmond Avenue Suite 400 Houston, TX 77098 (Address of principal executive offices)	(713) 333-5808 (Issuer’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Non accelerated filer ☐ (Do not check if a smaller reporting company)		Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)Yes   /  /                             No/X /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	35,458,651 (Outstanding at August 13, 2008)

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 Default upon Senior Securities	20

Item 4 Submission of Matters to a Vote of Security Holders	20

Item 5 Other Information	20

Item 6 Exhibits	20

Signatures	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
BALANCE SHEETS

	June 30, 2008	December 31,
	(Unaudited)	2007
ASSETS

Current Assets:
Cash and cash equivalents	$306,949	$154,357
Accounts Receivable	445	5,488
Deferred Financing Costs	84,693	12,021
Total Current Assets	392,087	171,866

Property and Equipment, at cost (Note 2):
Oil and gas properties and equipment	3,266,581	1,696,011
Other property and equipment	2,433	-

Total property and equipment	3,269,014	1,696,011
Less: accumulated depletion, depreciation
and amortization	(10,558)	(5,627)
	3,258,456	1,690,384

Total Assets	$3,650,543	$1,862,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$179,535	$33,642
Accrued expenses	-	1,342
Debt, net of $636,325 and $10,303 of unamortized discount at June 30, 2008
and December 31, 2007, respectively (Note 3)	1,163,675	239,697
Total Current Liabilities	1,343,210	274,681

Liability for Asset Retirement Obligations (Note 6)

Commitments and Contingencies (Note 4)

Stockholders' Equity:
Common stock, $0.001 par value, 60,000,000 shares authorized;
28,781,320 and 25,649,645 shares issued and outstanding at	28,781	25,650
June 30, 2008 and December 31, 2007, respectively
Preferred Stock Series A, $0.001 par value, 5,000,000 shares authorized	-	-
0 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively
Preferred Stock Series B, $0.001 par value, 5,000,000 shares authorized	-	-
0 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively
Preferred Stock Series C, $0.001 par value, 5,000,000 shares authorized	-	-
0 shares issued and outstanding at June 30, 2008 and
December 31, 2007, respectively
Additional-Paid-in-Capital	3,653,717	1,759,164
Accumulated Deficit	(1,375,165)	(197,245)
	2,307,333	1,587,569

Total Liabilities and Stockholders' Equity	$3,650,543	$1,862,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENT OF OPERATIONS
For the three months and six months ended June 30, 2008 (Unaudited)

	Three Months	Six Months
	June 30, 2008	June 30, 2008

Operating Revenues
Oil & Gas Sales	$(2,908)	$9,267
Total Operating Revenues	(2,908)	9,267

Operating Costs and Expenses
Operating Expenses
Depreciation, Depletion and Accretion	1,548	4,931
Stock Based Compensation	516,000	516,000
General and Administrative	200,397	438,020
Total Operating Costs and Expenses	717,945	958,951

Operating Loss	(720,853)	(949,684)

Other Income (Expenses):
Interest Income	13	14
Interest Expense	(176,156)	(228,250)
Loss before Income Taxes	(896,996)	(1,177,920)

Provision for Income Taxes	-	-

Net Loss	$(896,996)	$(1,177,920)

Basic and Diluted Loss per Share	$(0.03)	$(0.05)

Weighted average number of common shares
outstanding - basic and dilluted	26,746,742	26,031,705

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008 (Unaudited)

Cash flows from Operating Activities:
Net Loss	$(1,177,920)
Adjustments to reconcile net loss to net cash
used in operating activites:
Amortization of Shares Issued with Promissory Notes	54,986
Amortization of shares issued with Convertible Debnetures	12,433
Beneficial Conversion of Convertible Debentures	38,197
Amortization of Warrants issued with Convertible Debnture	29,514
Stock Based Compensation	516,000
Amortization of Deferred Financing Costs	17,328
Depreciation, depletion and accretion	4,931
Changes in operating assets and liabitlies:
Increase indeffered financing costs	(90,000)
Decrease in accounts receivable	5,043
Increase in accounts payable and accrued expenses	144,551
Net cash used in operating activities	(444,937)

Cash flows from Investing Activities:
Acquisition of Office Equipment	(2,433)
Investment in Apclark	(1,570,570)
Net cash used in investing activities	(1,573,003)

Cash flows from Financing Activities:
Proceeds from issuance of Secured Promissory Note	800,000
Proceeds from issuance of Convertible Promissory Note	750,000
Proceeds from Unit Offering	718,000
Commissions paid on Unit Offering	(97,468)
Net cash provided by financing activities	2,170,532

Net decrease in cash and cash equivalents	152,592

Cash and Cash equivalents beginning of the period	154,357

Cash and Cash equivalents at end of period	$306,949

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Payments for Interest	$75,791
Cash Payment for Taxes	$-

Non-Cash Investing and Financing Transactions:
Shares issued with Secured Promissory Note	$120,000
Shares issued with Convertible Debenture	$99,462
Warrants issued with Convertible Debenture	$236,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (unaudited)

1. BASIS OF PRESENTATION

Bonanza Oil and Gas, Inc. (“Bonanza” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These financial statements should be read together with the financial statements and notes in the Company’s 2007 Form 10-KSB filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007 and has an accumulated deficit of $1,375,165 (unaudited) at June 30, 2008 and $197,245 at December 31, 2007.  Substantial portions of the losses are attributable to legal and professional fees as well as interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Going Concern
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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

Effective January 1, 2008, we are required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 157 , “Fair Value Measurements”  (“ SFAS No. 157”  )  and SFAS No. 159,  “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”  (“SFAS No. 159”).  In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 157-2 ,  “Effective Date of FASB Statement No. 157”  (“FSP 157-2 ),  which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.  The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies ” (“SOP 07-1”).  SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”).  SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, the FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and we are currently evaluating the effect, if any that the adoption will have on our consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51 ”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity.  Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.  EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”  (“SFAS No. 161”) .   SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   We are required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.  As a result of the implementation of FIN 48, the company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

2. OIL AND GAS PROPERTIES

Oil and gas properties consisted of the following as of June 30, 2008 (unaudited) and December 31, 2007:

	June 30, 2008	December 31, 2007
	(Unaudited)

Properties subject to amortization	$750,000	$750,000
Properties not subject to amortization	2,516,581	946,011
Capitalized asset retirement costs	-	-

Accumulated depreciation and depletion	(10,221)	(5,627)

Oil and gas properties, net	$3,256,360	$1,690,384

Depreciation and depletion expense totaled $1,548 and $4,931 for the three and six months ended June 30, 2008, respectively, which included depreciation expense on other property and equipment.

3. NOTES PAYABLE

Promissory Note
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

Debenture
On December 27, 2007, Bonanza entered into a Securities Purchase Agreement with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") for its 14% senior asset backed secured promissory note in the principal amount of $250,000 (the "Debenture").  In addition to the Debenture, Phoenix also received 74,999 shares of common stock of the Company.  The Debenture matures on the first anniversary of the date of issuance (the "Maturity Date") and interest associated with the Debenture is 14% per annum which is payable on a quarterly basis commencing March 31, 2008. The Company's obligations under the Debenture are secured by the Plantation assets which consist of an interest in oil and gas wells in Gonzales County, Texas.  The shares issued in conjunction with the Debenture were valued at $10,714 based on the price of the stock issued at the most recent private placement offering and were recorded as additional paid in capital.  The discount of $10,714 is being amortized using the effective interest rate method over the term of the indebtedness and had a balance of $4,961 and $10,303 as of June 30, 2008 (unaudited) and December 31, 2007, respectively.  The interest rate will increase to 24% APR plus all enforcement costs as per the term of the Debenture if default.  We paid $8,822 and $17,548 in interest on the Debenture for the three and six months ended June 30, 2008, respectively.

2008 Debentures
In January 2008, the Company entered into a Securities Purchase Agreement with 3 institutions and accredited investors for its 14% senior asset backed secured promissory note in the principal amount of $800,000 (the "2008 Debentures").   In addition, the investors received a total of 160,000 shares of common stock of the Company.  The 2008 Debentures mature on the first anniversary of the date of issuance and interest associated with the 2008 Debentures is 14% per annum, payable on a monthly basis commencing March 31, 2008. The Company's obligations under the 2008 Debentures are secured by the assets held by Bonanza Exploration, one of its wholly owned subsidiaries and are subject to a rate increase if default.     The shares issued in conjunction with the 2008 Debentures were valued at $120,000 based on the price of the stock issued at the time of issuance and were recorded as additional paid in capital.  The discount of $120,000 is being amortized using the effective interest rate method over the term of the indebtedness and as of June 30, 2008 (unaudited), the discount had a balance of $70,536.  In addition, if the Company does not repay the 2008 Debentures by July 31, 2008, the Company is obligated to issue an additional 150,000 shares as additional interest payment.  In August 2008, the Company issued 150,000 shares to the investors.  We paid $27,923 and $45,777 in interest on the 2008 Debentures for the three and six months ended June 30, 2008, respectively.

May 2008 Note
On May 14, 2008, Bonanza Oil & Gas, Inc. (the "Company"), entered into a Securities Purchase Agreement (the "May 2008 Purchase Agreement") with an accredited investor (the “May 2008 Investor”) providing for the sale by the Company to the May 2008 Investor of its 8% convertible notes in the principal amount of $750,000 (the "May 2008 Note").  In addition to the May 2008 Note, the May 2008 Investor also received 375,000 shares of common stock of the Company, a Series A Common Stock Purchase Warrant to purchase 750,000 shares of common stock and a Series B Common Stock Purchase Warrant to purchase 750,000 shares of common stock.  The closing occurred on May 14, 2008.  The May 2008 Note matures on May 14, 2009 (the "Maturity Date") and interest associated with the May 2008 Note is 8% per annum, which is payable on a quarterly basis commencing June 30, 2008. In the event that the Company grants a secured interest in its assets in connection with any future financing, then the May 2008 Investor will be entitled to a pari passu interest in such secured interest.  The May 2008 Note is convertible into our common stock, at the May 2008 Investor’s option, at a conversion price of $0.50 subject to adjustment.  The Company may require that the May 2008 Investor convert all or a portion of the May 2008 Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price subject to the 4.9% limitation.

The Series A Warrants are exercisable for a period of two years at an exercise price of $0.75 per share and the Series B Warrants are exercisable for a period of two years at an exercise price of $1.00 per share.  In the event that the Company issues securities at a per share price less than the conversion price, then the exercise price associated with the Series A Warrants and Series B Warrants and the conversion price for the May 2008 Notes shall be adjusted to equal such price.  However, no adjustment will be made for issuances relating to shares of common stock or options to employees, officers, consultants or directors of the Company, securities outstanding as of the date of the closing, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non convertible debt transactions

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the shares issued, the warrants issued and the debt on a relative fair value basis.  We recorded $305,576 upon the issuance of the Convertible Debentures attributable to the beneficial conversion feature as additional paid in capital.  Using the Black Scholes pricing model, with volatility of 140.69%, risk-free rate of 3.88% and a 0% dividend yield, the warrants were determined to have a fair value of $236,114 and were recorded as additional paid in capital.  The value of the shares was determined to have a value of $99,462 and were recorded as additional paid in capital.  The discount attributable to the shares, the warrants and the beneficial conversion feature are being amortized using the effective interest rate method over the term of the indebtedness.  During the three months ended June 30, 2008, interest expense included an amortization of $38,197, $29,514 and $12,433 for the beneficial conversion feature, the value of the warrants and the value of the shares, respectively.

4.  COMMITMENTS AND CONTINGENCIES

Bonanza leases approximately 5,100 square feet of office space in Houston, Texas from United Production & Exploration, Inc., a company majority-owned by Mr. Wiseman and Mr. Teague that serves as its corporate office. The lease is at market rates and is on a month to month basis for $3,315 per month.  Total rent expense was $9,945 and $19,890 for the three months and six months ended June 30, 2008 (unaudited), respectively.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

5. ENVIRONMENT

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

The Company is not aware of any environmental claims existing as of December 31, 2007, that would have a material impact on its consolidated financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past non-compliance with environmental laws will not be discovered on the Company's property.

6. LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

7. MAJOR CUSTOMERS

During the three months and six months ended June 30, 2008, (unaudited), one customer, Gulfmark Energy, Inc., accounted for 100.0% of our total oil and gas sales.

8. ASSET RETIREMENT OBLIGATIONS

In accordance with SFAS 143, “Accounting for Asset Retirement Obligations” Bonanza records the fair value of a liability for asset retirement obligations (“ARO”) in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Bonanza accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The ARO is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Bonanza's credit-adjusted risk-free interest rate. No market risk premium has been included in Bonanza's calculation of the ARO balance.  As of June 30, 2008 and December 31, 2007, the Company’s only producing property is Plantation where the operator, and not Bonanza, is responsible for costs associated with the abandonment of the property.  As such, the Company has not recognized an ARO balance at June 30, 2008 (unaudited) or December 31, 2007.

9. EQUITY TRANSACTIONS

Commencing June 30, 2008 through July 7, 2008, the Company, entered into and closed a Securities Purchase Agreement (the "June 2008 Purchase Agreement") with several accredited investors (the “June 2008 Investors”) providing for the sale by the Company to the June 2008 Investors of units with each unit consisting of one share of common stock and one common stock purchase warrant half of which are exercisable at $1.00 (the “A June 2008 Warrant”) and half are exercisable at $2.00 (the “B June 2008 Warrant”).  The per unit purchase price for the units was $0.60 resulting in proceeds of approximately $718,000 to the Company and the issuance of 1,196,666 shares of common stock, A June 2008 Warrants issuable to purchase 598,333 shares of common stock and B June 2008 Warrants issuable to purchase 598,333 shares of common stock.

The A June 2008 Warrants are exercisable for a period of two years at an exercise price of $1.00 per share and the B June 2008 Warrants are exercisable for a period of two years at an exercise price of $2.00 per share.  In the event that the Company issues securities at a per share price less than the exercise price, then the exercise price associated with the A June 2008 Warrants and B June 2008 Warrants shall be adjusted to equal such price.  Further, if the Company issues securities at a price less than $0.60, then the June 2008 Investors will be entitled to receive additional shares of common stock to reflect the issuance of the additional shares.

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2008 and pursuant to the June 2008 Purchase Agreement described in footnote 9, the Company received additional gross proceeds of $1,282,000 and issued 2,136,667 shares of common stock, A June 2008 Warrants issuable to purchase 1,068,333 shares of common stock and B June 2008 Warrants issuable to purchase 1,068,333 shares of common stock.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,667 (the “Black Pearl Acquisition Shares”) shares of common stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger. Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company, which were cancelled in conjunction with the Merger.

On July 14, 2008, Black Pearl entered into a note agreement with Bonanza for $500,000. The note bears interest at 8% with a maturity date of November 14, 2008 or the date at which a letter of intent to merge the Company expires. The proceeds for this note were used to buy the options to purchase the leasehold interests of the Good North Prospect and Bourland Prospect. The note was cancelled in conjunction with the Merger.

On July 31, 2008, the Company issued 75,000 shares of common stock, valued at $1.14 per share representing the closing stock price at the date of issuance, to the Law Offices of Stephen Fleming, PLLC, the Company’s attorney.

On August 11, 2008, the Company issued 150,000 shares as additional interest on the 2008 Debentures.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

Three and Six Months ended June 30, 2008 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	Amount	Percentage	Amount	Percentage

Oil & Gas Sales	$(2,908)	100.0%	$9,267	100.0%

Operating Expenses
Depreciation, Depletion and Accretion	1,548	-53.2%	4,931	53.2%
Stock Based Compensation Expense	516,000	-17744.2%	516,000	5568.1%
General and Administrative Expenses	200,397	-6891.2%	438,020	4726.7%
Total Operating Expenses	717,945	-24688.6%	958,951	10348.0%

Operating Loss	(720,853)	24788.6%	(949,684)	-10248.0%

Other Expenses	(176,143)	6057.2%	(228,236)	-2462.9%

Net Loss	(896,996)	30845.8%	(1,177,920)	-12710.9%

We were incorporated on August 17, 2007 and thus no prior year comparisons are provided.  All of our current revenues are derived from oil sales from our Plantation property.  During the quarter ended June 30, 2008, we generated net revenues of $(2,908) (unaudited).  During the quarter ended June 30, 2008, the Plantation property produced a total of 493 barrels of oil ("BOE"), of which our 15.75% share was78 BOE that were sold at an average price of $124.50 per BOE, while total operating expenses were $102,302 (or approximately $207.40 per BOE) of which our 22.5% share was $23,018.  During the quarter ended June 30, 2008, the production on Plantation was shut-down for repairs on the pump jack and other associated production equipment which resulted in expenses higher than revenues, or negative net revenues, during the quarter.  In addition, we did not generate any revenues during April 2008.  During the six months ended June 30, 2008, we generated net revenues of $9,267 (unaudited).  During the six months ended June 30, 2008, the Plantation property produced a total of 1,660 BOE, of which our 15.75% share was 262 BOE that were sold at an average price of $104.51 per BOE, while total operating expenses were $142,610 (or approximately $85.89 per BOE) of which our 22.5% share was $32,087.

For the quarter and six months ended June 30, 2008 (unaudited), respectively, general and administrative expenses totaled $200,397 and $438,020, respectively.  Professional fees and salaries made up the largest component of general and administrative expenses.

Stock based compensation was $516,000 for the quarter and six months ended June 30, 2008 (unaudited), respectively and consisted of 1,400,000 shares that were issued to several consultants in various transactions.  All of the shares were fully vested upon issuance and the value was based on the closing stock price on the date of grant.

Depreciation, depletion and accretion were $1,548 and $4,931 for the quarter and six months ended June 30, 2008 (unaudited), respectively, most of which is attributable to depletion on our Plantation property.

Loss from operations was $720,853 and $949,684 for the quarter and six months ended June 30, 2008 (unaudited), respectively.

Interest expense for the quarter and six months ended June 30, 2008 (unaudited) was $176,156 and $228,250, respectively and consisted of interest on our $800,000 2008 Debentures, our $750,000 May 2008 Note and interest on the $250,000 Debenture.

Net loss was $896,996 and $1,177,920 for the quarter and six months ended June 30, 2008 (unaudited), respectively.

Liquidity and Capital Resources

At June 30, 2008 (unaudited), we had working capital deficit of $951,123 consisting primarily of $1,163,675 of debt, representing $1,800,000 face value of all of our debt outstanding less $636,325 of unamortized discount, offset by $306,949 of cash.

We have raised in excess of $4,000,000 in gross proceeds through various debt and equity financings since date of inception (August 17, 2007), including over $2,000,000 since January 1, 2008, and have used the majority of the net proceeds to acquire the Plantation Property and investments in the Apclark property, as well as for working capital purposes and professional fees.

Net cash used in operating activities for the six months ended June 30, 2008 (unaudited) totaled $444,937 and consisted primarily of the net loss of $1,177,920, offset by $516,000 of stock based compensation and $144,551 increase in accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2008 (unaudited) totaled $1,573,003 and consisted primarily of $1,570,570 investment in the Apclark property.

Net cash provided by financing activities for the six months ended June 30, 2008 (unaudited) totaled $2,170,532 and consisted primarily of the $800,000 gross proceeds from our 2008 Debentures, $750,000 from the May 2008 Note and $718,000 proceeds from the equity offering, offset by commissions of $97,468.

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

Quantitative and Qualitative Disclosures about Market Risk

We have no material exposure to interest rate changes.  We are subject to changes in the price of oil, which are out of our control.  Since our formation, in August 2007, we have sold oil at various prices ranging from $76.19 to $124.50 per barrel.

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry. The price received for the oil produced by us fluctuated significantly during the last year. Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention. Average price received by us for a BOE was $124.50, $96.07 and $92.80 for the quarter ended June 30, 2008, for the six months ended June 30, 2008 and from August 17, 2007 (date of inception) to June 30, 2008, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like us to increase our oil and gas asset base and become a significant participant in the oil and gas industry.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of June 30, 2008, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Going Concern

We anticipate that we will need to raise a minimum of $10,000,000 to provide the cash requirements for the next twelve months to continue our investment in Apclark, Damon and our other leases.  There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

These consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to, or the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to our business.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

May 2008 Note
On May 14, 2008, the Company entered into a Securities Purchase Agreement (the "May 2008 Purchase Agreement") with an accredited investor (the “May 2008 Investor”) providing for the sale by the Company to the May 2008 Investor of its 8% convertible notes in the principal amount of $750,000 (the "May 2008 Note").  In addition to the May 2008 Note, the May 2008 Investor also received 375,000 shares of common stock of the Company, a Series A Common Stock Purchase Warrant to purchase 750,000 shares of common stock and a Series B Common Stock Purchase Warrant to purchase 750,000 shares of common stock.  The closing occurred on May 14, 2008.  The May 2008 Note matures on May 14, 2009 (the "Maturity Date") and interest associated with the May 2008 Note is 8% per annum, which is payable on a quarterly basis commencing June 30, 2008. In the event that the Company grants a secured interest in its assets in connection with any future financing, then the May 2008 Investor will be entitled to a pari passu interest in such secured interest.  The May 2008 Note is convertible into our common stock, at the May 2008 Investor’s option, at a conversion price of $0.50 subject to adjustment.  The Company may require that the May 2008 Investor convert all or a portion of the May 2008 Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price subject to the 4.9% limitation.

The Series A Warrants are exercisable for a period of two years at an exercise price of $0.75 per share and the Series B Warrants are exercisable for a period of two years at an exercise price of $1.00 per share.  In the event that the Company issues securities at a per share price less than the conversion price, then the exercise price associated with the Series A Warrants and Series B Warrants and the conversion price for the May 2008 Notes shall be adjusted to equal such price.  However, no adjustment will be made for issuances relating to shares of common stock or options to employees, officers, consultants or directors of the Company, securities outstanding as of the date of the closing, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non convertible debt transactions

Unit Offering
Commencing June 30, 2008 through July 7, 2008, the Company entered into and closed a Securities Purchase Agreement (the "June 2008 Purchase Agreement") with several accredited investors (the “June 2008 Investors”) providing for the sale by the Company to the June 2008 Investors of units with each unit consisting of one share of common stock and one common stock purchase warrant half of which are exercisable at $1.00 (the “A June 2008 Warrant”) and half are exercisable at $2.00 (the “B June 2008 Warrant”).  The per unit purchase price for the units was $0.60 resulting in proceeds of approximately $2,000,000 to the Company and the issuance of 3,333,333 shares of common stock, A June 2008 Warrants issuable to purchase 1,666,667 shares of common stock and B June 2008 Warrants issuable to purchase 1,666,667 shares of common stock.

The A June 2008 Warrants are exercisable for a period of two years at an exercise price of $1.00 per share and the B June 2008 Warrants are exercisable for a period of two years at an exercise price of $2.00 per share.  In the event that the Company issues securities at a per share price less than the exercise price, then the exercise price associated with the A June 2008 Warrants and B June 2008 Warrants shall be adjusted to equal such price.  Further, if the Company issues securities at a price less than $0.60, then the June 2008 Investors will be entitled to receive additional shares of common stock to reflect the issuance of the additional shares.

Shares issued for Service
During the quarter ended June 30, 2008, the Company entered into several consulting agreements with the following individuals and entities whereby the Company issued an aggregate of 1,400,000 shares of the Company’s common stock with a total value of $516,000, which was based on the closing stock price of the Company’s common stock on the date of the agreements:

WB Advisors, LLC	300,000 shares
Samuel Gutman	300,000 shares
Marjorie Group	200,000 shares
Upstate Holding Group, LLC	300,000 shares
Marena, Inc.	300,000 shares

On July 31, 2008, the Company issued 75,000 shares of common stock, valued at $1.14 per share representing the closing stock price at the date of issuance, to the Law Offices of Stephen Fleming, PLLC, the Company’s attorney.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,667 (the “Black Pearl Acquisition Shares”) shares of common stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.

All of the above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On August 11, 2008, the Company issued 150,000 shares as additional interest on the 2008 Debentures.

Item 3  Default upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6  Exhibits

See Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

BONANZA OIL AND GAS, INC.
(Registrant)

Date: August 14, 2008	By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Ran Furman
Ran Furman
Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K.  Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description

3.1	Articles of Incorporation of Bonanza Oil and Gas, Inc. (1)

3.2	Bylaws of Bonanza Oil and Gas, Inc. (2)

4.1	Securities Purchase Agreement dated May 14, 2008 (3)

4.2	8% convertible note issued May 14, 2008 (3)

4.3	Series A Common Stock Purchase Warrants issued May 14, 2008 (3)

4.4	Series B Common Stock Purchase Warrants issued May 14, 2008 (3)

4.5	Form of Securities Purchase Agreement (4)

4.6	Form of A June 2008 Warrants issued in June 2008(4)

4.7	Form of B June 2008 Warrants issued in June 2008 (4)

10.1
Agreement and Plan of Merger by and between Bonanza Oil & Gas, Inc., Borland Good North Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy Inc. dated July 18, 2008 (5)

31.1 (*)
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

(1)	Incorporated herein by reference to Exhibit 3.1 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006.
(3)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on May 19, 2008.
(4)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on July 7, 2008.
(5)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008.