Form 10-Q
period 2008-09-30
BONANZA OIL & GAS, INC.
filed 2008-11-14
CIK 1214605

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)Yes   /  /                             No/X /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	36,100,317 (Outstanding at November 14, 2008)

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,930	$154,357
Receivables	14,912	5,488
Drilling advances	504,177	46,011
Prepaid expenses and other	135,584	12,021
	665,603	217,877
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	2,790,012	750,000
Unproved properties and properties under development	8,560,388	900,000
Other	11,679	-
	11,362,079	1,650,000
Less: Accumulated depreciation, depletion and amortization	(31,569)	(5,627)
	11,330,510	1,644,373

	$11,996,113	$1,862,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$12,692	$27,781
Accrued operating expenses	5,260	7,203
Accrued exploration and development expenditures	1,631,834	-
Notes payable, net of $443,090 and $10,303 of
unamortized discount, respectively	1,856,910	239,697
	3,506,696	274,681

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 60,000,000 shares authorized;
36,100,317 and 25,649,654 issued and outstanding, respectively	36,100	25,650
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	10,883,452	1,759,164
Accumulated deficit	(2,430,135)	(197,245)
	8,489,417	1,587,569

	$11,996,113	$1,862,250

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES:
Crude oil sales	$83,031	$7,990	$112,497	$7,990
	83,031	7,990	112,497	7,990
OPERATING EXPENSES:
Depreciation, depletion and amortization	21,011	-	25,942	-
Lease operating expenses	7,138	1,617	25,911	1,617
Severance and other taxes	3,759	368	5,185	368
General and administrative	295,618	33,735	1,249,638	33,735
Financing costs, net	810,475	-	1,038,711	-
	1,138,001	35,720	2,345,387	35,720

OPERATING LOSS	(1,054,970)	(27,730)	(2,232,890)	(27,730)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,054,970)	$(27,730)	$(2,232,890)	$(27,730)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$(0.03)	$-	$(0.08)	$-

Weighted average number of common shares
outstanding - basic and fully diluted	34,714,191	-	29,114,754	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,232,890)	$(27,730)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	25,942	-
Fair value of shares issued for consulting services	568,500	-
Amortization of deferred financing costs	894,353	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(9,424)	(6,005)
(Increase) decrease in drilling advances	(458,166)	-
Increase (decrease) in accounts payable and accrued expenses	(17,030)	19,109

Net cash provided by (used in) operating activities	(1,228,715)	(14,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties	(2,566,532)	(750,000)
Additions to other property and equipment	(11,679)	-
Black Pearl Energy, Inc. note receivable	(500,000)	-

Net cash provided by (used in) investing activities	(3,078,211)	(750,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of notes payable	2,050,000	-
Debt issue costs	(90,000)
Equity issuances, net	2,203,499	874,100

Net cash provided by (used in) financing activities	4,163,499	874,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(143,427)	109,474
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	154,357	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,930	$109,474

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$139,310	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of oil and gas property for common shares	$5,550,812	$-
Acquisition of Black Pearl Energy, Inc. note receivable	$500,000	$-
Fair value of common shares and warrants to purchase common
shares issued with notes payable	$1,310,703	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(Unaudited)

						Total
	Members'	Common Stock		Paid-In	Accumulated	Stockholders'
	Interest	Shares	Amount	Capital	Deficit	Equity

BALANCE AT AUGUST 17, 2007 (Inception)	$-	-	$-	$-	$-	$-

Initial contribution	100	-	-	-	-	100
Issuance of LLC interests, net	874,000	-	-	-	-	874,000
Reverse merger with NFLA	(874,100)	19,274,655	19,275	854,825	-	-
Common shares issued
in asset acquisition	-	6,300,000	6,300	893,700	-	900,000
Common shares issued with
December 2007 Note Payable	-	74,999	75	10,639	-	10,714
Net loss	-	-	-	-	(197,245)	(197,245)

BALANCE AT DECEMBER 31, 2007	$-	25,649,654	$25,650	$1,759,164	$(197,245)	$1,587,569

Common shares issued with the
January 2008 Notes	-	160,000	160	119,840	-	120,000
Common shares issued for
consulting services - April 9, 2008	-	75,000	75	52,425	-	52,500
Common shares issued for
consulting services - May 7, 2008	-	600,000	600	155,400	-	156,000
Common shares issued for
consulting services - May 15, 2008	-	800,000	800	359,200	-	360,000
Common shares issued with the
May 2008 Convertible Note	-	375,000	375	99,087	-	99,462
Fair value of beneficial conversion feature
of the May 2008 Convertible Note	-	-	-	305,576	-	305,576
Fair value of warrants to acquire common shares
issued with the May 2008 Convertible Note	-	-	-	278,844	-	278,844
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	-	506,821	-	506,821
Common shares issued in the acquisition of
Black Pearl Energy, Inc.	-	7,024,665	7,024	8,211,834	-	8,218,858
Common shares retired in the acquisition of
Black Pearl Energy, Inc.	-	(2,709,000)	(2,709)	(3,164,113)	-	(3,166,822)
Equity offerings, net	-	4,124,998	4,125	2,199,374	-	2,203,499
Net loss	-	-	-	-	(2,232,890)	(2,232,890)

BALANCE AT SEPTEMBER 30, 2008	$-	36,100,317	$36,100	$10,883,452	$(2,430,135)	$8,489,417

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

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

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $2,430,135 at September 30, 2008.  Substantial portions of the losses are attributable to legal and professional fees as well as interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

Going Concern

The Company has undertaken steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing its current production (c) continuing development drilling on its proved, undeveloped properties and (d) controlling overhead and expenses.

There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

Impact of Recent Accounting Pronouncements

Effective January 1, 2008, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” .  In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The Company has not yet determined the impact that the implementation of FSP 157-2 will have on its non-financial assets and liabilities which are not recognized on a recurring basis; however, it does not anticipate the adoption of this standard will have a material impact on its consolidated financial position, results of operations or cash flows.  The partial adoption of SFAS No. 157 and the adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows as of, and for the periods ended, September 30, 2008.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141(R) is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  The Company has not yet determined the impact that the implementation of SFAS No. 141(R) will have on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company has not yet determined the impact that the implementation of SFAS No. 160 will have on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” .  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company has not yet determined the impact that the implementation of SFAS No. 161 will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”.  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company has not yet determined the impact that the implementation of FSP 142-3 will have on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles".  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ".  FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP 14-1 is effective for fiscal years beginning after December 15, 2008, on a retroactive basis.  The Company has not yet determined the impact that the implementation of FSP 14-1 will have on its consolidated financial position, results of operations or cash flows.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2008.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48.  As a result of the implementation of Interpretation 48, the Company recognized no material adjustments to liabilities or stockholders equity.  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the consolidated statements of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

2.  ACQUISITION

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders"), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”). The Company's consolidated statement of operations includes the operating activity of Black Pearl since July 18, 2008, the closing date of the Merger Agreement.  In consideration for the Merger, the Company issued an aggregate of 7,024,665 (the “Black Pearl Acquisition Shares”) shares of common stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.  Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company, which were cancelled in conjunction with the Merger.

Black Pearl was an exploration and development company located in Midland, Texas.  On July 14, 2008, Black Pearl acquired options to purchase an undivided 75% working interest in two drilling projects for total consideration of $500,000.  Concurrently with executing these options, Black Pearl entered into a note agreement with the Company for $500,000.  The note bore interest at 8% per year with a maturity date of November 14, 2008, or the date at which a letter of intent to merge the Company expired.  The note was cancelled in conjunction with the Merger.

The Company allocated the total consideration of $8,218,858, based on the closing price per share of the Company’s common stock on July 18, 2008, of $1.17, as follows:

Unproved oil and gas property	$5,552,036
Bonanza Oil and Gas, Inc. common shares	3,166,822
Note payable to Bonanza Oil and Gas, Inc.	(500,000)
$8,218,858

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

Subsequent to acquisition closing, the Company made additional payments totaling $900,000 toward the acquisition  of two projects under option.  As of September 30, 2008, the Company had $1,100,000 of additional payments, accrued as part of the Company’s accrued exploration and development expenditures, required to fully exercise the option for the two projects.

The Company believes that the pre-acquisition results of operations for Black Pearl would be immaterial, as adjusted on a pro-forma basis.

3.  NOTES PAYABLE

The Company’s notes payable at September 30, 2008 and December 31, 2007, consisted of the following:

	Balance as of
	September 30, 2008	December 31, 2007

December 2007 secured promissory note	$250,000	$250,000
January 2008 secured promissory notes	800,000	-
May 2008 convertible note	750,000	-
August 2008 unsecured promissory notes	500,000	-
Total	2,300,000	250,000
Unamortized discount	(443,090)	(10,303)
Balance, net of discount	$1,856,910	$239,697

December 2007 Secured Promissory Note:

In December 2007, the Company entered into a 14% Senior Asset Backed Secured Promissory Note and Security Agreement, and a Securities Purchase Agreement, with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") in principal amount of $250,000 (the "December 2007 Note) and the issuance of 74,999 shares (on a post-split basis) of common stock of the Company.  The December 2007 Note matures on December 17, 2008, and interest is payable on a quarterly basis.  The Company's obligations under the December 2007 Note are secured by the Company’s interest in eight oil and gas wells located in Gonzales County, Texas.  The shares issued in conjunction with the December 2007 Note were valued at $10,714, based on the price of the Company’s common stock issued in its then most recent private placement offering, and was recorded as a discount to the December 2007 Note and additional paid-in capital.  The Company also incurred $12,500 in issue costs which it has recorded as deferred financing costs as a component of prepaid and other current expenses.  The discount and deferred financing costs are being amortized using the effective interest rate method over the term of the indebtedness.  The Company had a discount on December 2007 Note balance of $2,260 and $10,303 as of September 30, 2008, and December 31, 2007, respectively, and deferred financing costs of $2,673 and $12,021 at September 30, 2008, and December 31, 2007, respectively.  Under the terms of the December 2007 Note, the interest rate will increase to an annual rate of 24%, plus all enforcement costs, if in default.  The Company paid $8,822 and $26,370 in interest on the December 2007 Note for the three and nine months ended September 30, 2008, respectively.

January 2008 Secured Promissory Notes:

In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 160,000 shares of the Company’s common stock.  The January 2008 Notes mature on January 31, 2009, with interest payable on a monthly basis.  The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden County, Texas, Hidalgo County, Texas and Brazoria County, Texas.  The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s common stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital.  This discount is being amortized using the effective interest rate method over the term of the indebtedness and as of September 30, 2008, the discount had a balance of $40,109.  Under the terms of the January 2008 Notes, the interest rate will increase to an annual rate of 24%, plus all enforcement costs, if in default.  In addition, if the Company does not repay the January 2008 Notes by July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its common stock as an additional interest payment.  The Company paid $28,230 and $74,008 in interest on the January 2008 Notes for the three and nine months ended September 30, 2008, respectively.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

May 2008 Convertible Note:

In May 2008, the Company entered into a Securities Purchase Agreement with an accredited investor providing for the sale by the Company of its 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 375,000 shares of common stock of the Company, a Series A Common Stock Purchase Warrant to purchase 750,000 shares of the Company’s common stock (the “Series A May Warrant”) and a Series B Common Stock Purchase Warrant to purchase 750,000 shares of the Company’s common stock (the “Series B May Warrant”).   The May 2008 Convertible Note matures on May 14, 2009, and interest is payable on a quarterly basis.  The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest.  The May 2008 Convertible Note is convertible into the Company’s common stock, at a conversion price of $0.3742 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions.  The Company may require that the holder of the May 2008 Convertible Note convert all or a portion of the May 2008 Convertible Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price.  However, in no event can the holder of the May 2007 Convertible Note convert the May 2007 Convertible Note into such shares which would provide for the holder to own more than 4.9% of the then outstanding shares of the Company’s common stock, including the shares for which the holder is entitled upon exercise of the Series A May Warrant and Series B May Warrant.

The Series A May Warrant is exercisable for a period of two years at an exercise price of $0.75 per share and the Series B May Warrant is exercisable for a period of two years at an exercise price of $1.00 per share.  In the event that the Company issues securities at a per share price less than the conversion price, then the exercise price associated with the Series A May Warrant and Series B May Warrant and the conversion price for the May 2008 Convertible Note shall be adjusted to equal such price.  However, no adjustment will be made for issuances relating to shares of common stock or options to employees, officers, consultants or directors of the Company, securities outstanding as of the date of the closing, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non-convertible debt transactions

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the common shares issued, the warrants issued and the debt on a relative fair value basis.

The Company calculate the value of the beneficial conversion feature as $305,576, and recoded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital.  Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a  discount to the May 2008 Convertible Note and to additional paid-in capital.  The value of the 375,000 common shares was determined to be $99,462, based on the market price of the Company’s common stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as additional paid-in capital.  The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature is being amortized using the effective interest rate method over the term of the indebtedness and as of September 30, 2008, had an unamortized balance of $400,721.  The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it has recorded as deferred financing costs as a component of prepaid and other current expenses.  The Company also issued 75,000 Series A May Warrants and 75,000 Series B May Warrants to its investment banking firm as additional compensation.  The deferred financing costs are being amortized using the effective interest rate method over the term of the indebtedness.  At September 30, 2008, the Company had unamortized deferred financing costs of $56,219.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

The Company paid $26,466 and $38,932 in interest on the May 2008 Convertible Note for the three and nine months ended September 30, 2008, respectively.

August 2008 Unsecured Promissory Notes:

In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 250,000 shares of the Company’s common stock.  The August 2008 Notes matured on the earlier of September 28, 2008, or the closing of private placement of securities by the Company.  In the event that the August 2008 Notes were not repaid by September 28, 2008, the Company became required to issue 125,000 every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Shares”).  An entity controlled by the Company’s Chief Financial Officer purchased $50,000 of the August 2008 Notes.

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s common stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s common stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s common stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  In addition, as the August 2008 Notes were not repaid by September 28, 2008,the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s common stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.

Using the Black Scholes pricing model, with volatility of 146.59% and 147.83%, respectively, a risk-free interest rate of 4.50% and a 0% dividend yield, the August 2008 Warrants and the Additional Warrants were determined to have an aggregate fair value of $506,821, with such value recorded as a  discount to the August 2008 Notes and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the initial term of the indebtedness.  The Company had accrued and unpaid interest totaling $5,260 associated with the August 2008 Notes during the three and nine months ended September 30, 2008, respectively.

4. COMMITMENTS AND CONTINGENCIES

Bonanza leases approximately 5,100 square feet of office space in Houston, Texas from United Production & Exploration, Inc., a company majority-owned by the Company’s President and its Chief Operating Officer, which serves as its corporate office. The lease is at market rates and is on a month to month basis for $3,315 per month.  Total rent expense was $13,741 and $33,631 for the three months and nine months ended September 30, 2008, respectively.

We are responsible for any contamination of land we own or lease. However, we carry pollution liability insurance policies, which may limit some potential contamination liabilities as well as claims for reimbursement from third parties.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

5.  LEGAL PROCEEDINGS

The Company is not a party to any litigation that has arisen in the normal course of its business and that of its subsidiaries.

6.  EQUITY TRANSACTIONS

Commencing June 30, 2008 through August 8, 2008, the Company, entered into and closed a Securities Purchase Agreement (the "June 2008 Purchase Agreement") with several accredited investors (the “June 2008 Investors”) providing for the sale by the Company to the June 2008 Investors of 4,124,998 units with each unit consisting of one share of common stock, a warrant to purchase one-half of one share of the Company’s common stock at an exercise price of $1.00 per common share (the “Series A June Warrant”) and a warrant to purchase one-half of one share of the Company’s common stock at an exercise price of $2.00 per common share (the “Series B June Warrant”).  The per unit purchase price for the units was $0.60 resulting in gross proceeds of $2,474,999 to the Company and the issuance of 4,124,998 shares of common stock, Series A June Warrants to purchase 2,062,499 shares of the Company’s common stock and Series B June Warrants to purchase 2,062,499 shares of the Company’s common stock.  The Company incurred transaction costs totaling $275,625 in the issuance of the units, thereby realizing $2,203,499 in net proceeds.  The Company also issued 206,249 Series A June Warrants and 206,249 Series B June Warrants to its investment banking firm as additional compensation.

The Series A June Warrants are exercisable for a period of two years at an exercise price of $1.00 per share and the Series B June Warrants are exercisable for a period of two years at an exercise price of $2.00 per share.  In the event that the Company issues securities at a per share price less than the exercise price, then the exercise price associated with the Series A June Warrants and Series B June Warrants shall be adjusted to equal such price.  Further, if the Company issues securities at a price less than $0.60, then the June 2008 Investors will be entitled to receive additional shares of common stock to reflect the issuance of the additional shares.

During 2008, the Company issued an aggregate of 1.5 million common shares for consulting and legal services.  The Company recognized expenses totaling $567,025 based on the fair value of the Company’s common stock at date of issuance.

As of September 30, 2008, the Company had the following dilutive securities outstanding:

	Number	Exercise	Expiration
Common Shares issuable:	of Shares	Price	Date
In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	2,004,276	-	-
Upon exercise of the Series A May Warrants	825,000	$0.75	May 14, 2010
Upon exercise of the Series B May Warrants	825,000	$1.00	May 14, 2010

In connection with the June 2008 Unit Offering:
Upon exercise of the Series A June Warrants	2,268,748	$1.00	June 30, 2010
Upon exercise of the Series B June Warrants	2,268,748	$2.00	June 30, 2010

In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	500,000	$1.00	August 28, 2011
Upon exercise of the Additional Warrants	125,000	$1.00	September 30, 2011

Total dilutive securities at September 30, 2008	8,816,772

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

Bonanza Oil & Gas, Inc. ("Bonanza", "the Company", “we” or “us”) is an independent energy company engaged primarily in the acquisition, development, production and the sale of crude oil, natural gas and natural gas liquids.  The Company's production activities are located in the United States of America.  The principal executive offices of the Company are located at 3000 Richmond Avenue, Suite 400, Houston, TX 77046.  The operations of Bonanza were originally conducted through Plantation Working Interests, LLC (“Plantation”), which was incorporated in the State of Texas on August 17, 2007, to acquire a working interest (22.5% pre-payout, 15% post-payout) in eight oil and gas wells in Gonzales County, TX.

On October 23, 2007, Plantation merged with National Filing Agents, Inc. (“NFLA”), which was the entity that survived the merger, by entering into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"), pursuant to which NFLA acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held Plantation, a 25% interest in a lease on Cadillac Prospect in Mercedes field in Hidalgo County, TX and a 25% interest in a lease on the Point Bar Prospect in the Damon Mound field in Brazoria County, TX and other properties and assets from its members in exchange for 10,766,667 shares of Common Stock.  In addition, on October 23, 2007, in conjunction with the Acquisition Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lucas Energy, Inc. to acquire a 25% working interest in the ApClark field located in Borden County, TX through the issuance of 6,300,000 shares of Common Stock.  In conjunction with the transaction, NFLA amended its Articles of Incorporation to change the Company's name to Bonanza Oil & Gas, Inc., forward split its common stock on a 2.1 to 1 ratio, and changed its trading symbol on the Over-the-Counter Bulletin Board to "BGOI".  All share amounts herein reflect the 2.1:1 forward stock split.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,665 (the “Black Pearl Acquisition Shares”) shares of common stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.  Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company, which were cancelled in conjunction with the Merger.

Black Pearl was an exploration and development company located in Midland, Texas.  On July 14, 2008, Black Pearl acquired options to purchase an undivided 75% working interest in two drilling projects for total consideration of $500,000.  Concurrently with executing these options, Black Pearl entered into a note agreement with the Company for $500,000.  The note bore interest at 8% per year with a maturity date of November 14, 2008, or the date at which a letter of intent to merge the Company expired.  The note was cancelled in conjunction with the Merger.   At the closing of the acquisition, a total of $2,000,000 additional consideration was due to fully exercise the option to purchase the 75% working interest in the two projects noted above.

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $2,430,135 at September 30, 2008.  Substantial portions of the losses are attributable to legal and professional fees as well as interest expense.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing our current production (c) continuing development drilling on our proved, undeveloped properties and (d) controlling overhead and expenses.

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

Results of Operations

Three and Nine Months ended September 30, 2008 (unaudited)

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Crude oil sales	$83,031	$7,990	$112,497	$7,990
	83,031	7,990	112,497	7,990
OPERATING EXPENSES:
Depreciation, depletion and amortization	21,011	-	25,942	-
Lease operating expenses	7,138	1,617	25,911	1,617
Severance and other taxes	3,759	368	5,185	368
General and administrative	295,618	33,735	1,249,638	33,735
Financing costs, net	810,475	-	1,038,711	-
	1,138,001	35,720	2,345,387	35,720
OPERATING LOSS	(1,054,970)	(27,730)	(2,232,890)	(27,730)
Provision for income taxes	-	-	-	-
NET LOSS	$(1,054,970)	$(27,730)	$(2,232,890)	$(27,730)

We were incorporated on August 17, 2007, and therefore had minimal activity during the three and nine months ended September 30, 2007.

During the three and nine months ended September 30, 2008, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field and from three of its eight wells in the  Plantation field.  During the three months and nine months ended September 30, 2008, the Company had total sales, net to its interest, of 766 and 1,055 barrels of crude oil, respectively, and realized average prices of $108.40 and $106.63 per barrel, respectively.    During these same periods, lease operating expenses and severance taxes have totaled $14.22 and $29.47 per barrel, respectively, resulting in netbacks to the Company of $94.18 and $77.16 for the three and nine months, respectively.

Depreciation, depletion and amortization expense totaled $21,011 and $25,942 for the three and nine months ended September 30, 2008, respectively, most of which is attributable to depletion on our Apclark and Plantation producing properties.

For the three and nine months ended September 30, 2008, general and administrative expenses totaled $295,618 and $1,249,638, respectively.  For the three months ended September 30, 2008, these expenses were comprised primarily of payroll and other personnel expenses ($111,673) and legal expenses ($74,500).  For the nine months ended September 30, 2008, these expenses were comprised primarily of non-cash charges resulting from the issuance of 1.4 million shares of the Company’s common stock to consultants for services provided ($516,000), payroll and other personnel expenses ($293,673), legal expenses ($153,204) and audit and accounting services ($52,685).

Financing costs, net for the three and nine months ended September 30, 2008, totaled $810,475 and $1,038,711, respectively.  These charges consisted of cash interest of $68,778 and $144,570, for the three and nine months, respectively, with the balance attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

At September 30, 2008, we had cash on hand of $10,930 and a working capital deficit of $2,841,093 consisting primarily of $1,856,910 of short-term debt, representing $2,300,000 face value of all of our debt outstanding less $443,090 of unamortized discount, $1,631,834 of accrued exploration and development expenses, all offset by $665,603 of current assets.

We have raised net proceeds of $5,300,100 in various debt and equity financings since our inception (August 17, 2007), including $4,163,500 since January 1, 2008, and have used the majority of the net proceeds to successfully begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of our interest in the Plantation field, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2008, totaled $1,228,716 and consisted primarily of the net loss of $2,232,890, net of non-cash charges totaling $516,000 related to the fair value of common shares issued for consulting services, $894,353 related to the amortization of deferred financing fees and discount on outstanding debt and $25,942 of depreciation, depletion and amortization expense.  The Company also had $484,622 of other working capital changes, primarily consisting of drilling costs advanced.

Net cash used in investing activities for the nine months ended September 30, 2008, totaled $3,078,211 and consisted primarily of the Company’s drilling activity in its Apclark field and the initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc.

Net cash provided by financing activities for the nine months ended September 30, 2008, totaled $4,163,500 and consisted primarily of the $800,000 in gross proceeds from our January 2008 Notes, $750,000 from the May 2008 Convertible Note and $500,000 from the August 2008 Notes, in addition to $2,203,500 in net proceeds from the Company’s equity offering.

Any expected purchase of significant equipment is directly related to drilling operations and the completion of successful wells.  We will not undertake to drill wells for which we do not already possess the funds needed to complete and to equip the wells.  Should we not have all the funds needed to drill and complete a well before we commence drilling the well, we will sell an interest in the well to another oil company or to investors that buy interests in prospects.

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

Effect of Changes in Prices

Changes in prices during the past few years have been a significant factor in the oil and gas industry.  The price received for the oil produced by us fluctuated significantly during the last year.  Changes in the price that we receive for our oil and gas is set by market forces beyond our control as well as governmental intervention.  The average sales price received by us for sales of crude oil production was $108.40 and $106.63 for the quarter ended September 30, 2008, and for the nine months ended September 30, 2008, respectively.  The volatility and uncertainty in oil and gas prices have made it more difficult for a company like ours to increase our oil and gas asset base and become a significant participant in the oil and gas industry.

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

Under this method, all costs, including internal costs directly related to the acquisition, exploration and development activities are capitalizable as oil and gas property costs.  Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis.  Amortization of these unproved property costs begins when the properties become proved or their values become impaired.  The Company assesses the realizability of unproved properties, if any, on at least an annual basis or when there has been an indication that impairment in value may have occurred.  Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of the Company to obtain funds to finance such exploration and development.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method.  Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves.  This calculation is done on a country-by-country basis.  As of September 30, 2008, all of our production operations are conducted in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost.  The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.  The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future.  We will begin to amortize these costs when proved reserves are established or impairment is determined.

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

Revenue Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells.  Oil and natural gas sold by the Company is not significantly different from the Company’s share of production.

Off-Balance Sheet Arrangements

The Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

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

Plan of Operations

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing our current production (c) continuing development drilling on our proved, undeveloped properties and (d) controlling overhead and expenses.

Going Concern

We anticipate that we will need to raise a minimum of $10,000,000 to provide the cash requirements for the next twelve months to continue our investment in our drilling projects.  There can be no assurance the Company can successfully accomplish these steps and it is uncertain the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy.  To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business.  The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse affect on its business, prospects, financial condition or results of operations.  The Company may become involved in material legal proceedings in the future.

Item 1A.   Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Unit Offering

Commencing June 30, 2008, through August 8, 2008, the Company, entered into and closed a Securities Purchase Agreement (the "June 2008 Purchase Agreement") with several accredited investors (the “June 2008 Investors”) providing for the sale by the Company to the June 2008 Investors of 4,124,998 units with each unit consisting of one share of common stock, a warrant to purchase one-half of one share of the Company’s common stock at an exercise price of $1.00 per common share (the “Series A June Warrant”) and a warrant to purchase one-half of one share of the Company’s common stock at an exercise price of $2.00 per common share (the “Series B June Warrant”).  The per unit purchase price for the units was $0.60 resulting in gross proceeds of $2,474,999 to the Company and the issuance of 4,124,998 shares of common stock, Series A June Warrants to purchase 2,062,499 shares of the Company’s common stock and Series B June Warrants to purchase 2,062,499 shares of the Company’s common stock.  The Company incurred transaction costs totaling $275,625 in the issuance of the units, thereby realizing $2,203,499 in net proceeds.  The Company also issued 206,249 Series A June Warrants and 206,249 Series B June Warrants to its investment banking firm as additional compensation.

The Series A June Warrants are exercisable for a period of two years at an exercise price of $1.00 per share and the Series B June Warrants are exercisable for a period of two years at an exercise price of $2.00 per share.  In the event that the Company issues securities at a per share price less than the exercise price, then the exercise price associated with the Series A June Warrants and Series B June Warrants shall be adjusted to equal such price.  Further, if the Company issues securities at a price less than $0.60, then the June 2008 Investors will be entitled to receive additional shares of common stock to reflect the issuance of the additional shares.

Shares issued for Service

During the quarter ended September 30, 2008, the Company, pursuant to an arrangement entered into in April 2008, issued 75,000 shares of common stock, to the Law Offices of Stephen Fleming, PLLC, the Company’s attorney.

Acquisition

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,665 shares of common stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.

Unsecured Promissory Notes

In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 250,000 shares of the Company’s common stock.  The August 2008 Notes matured on the earlier of September 28, 2008, or the closing of private placement of securities by the Company.  In the event that the August 2008 Notes were not repaid by September 28, 2008, the Company became required to issue 125,000 every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Shares”).  An entity controlled by the Company’s Chief Financial Officer purchased $50,000 of the August 2008 Notes.

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s common stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s common stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s common stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  In addition, as the August 2008 Notes were not repaid by September 28, 2008,the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s common stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.

All of the above securities were offered and sold to the investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

BONANZA OIL AND GAS, INC. (Registrant)

Date: November 14, 2008	By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer

Date: November 14, 2008	By:	/s/ G. Wade Stubblefield
G. Wade Stubblefield Principal Financial Officer

EXHIBIT INDEX

The following is a list of Exhibits required by Item 601 of Regulation S-K.  Except for these exhibits indicated by an asterisk which are filed herewith, the remaining exhibits below are incorporated by reference to the exhibit previously filed by us as indicated.

Exhibit No.	Description
3.1	Articles of Incorporation of Bonanza Oil and Gas, Inc. (1)
3.2	Bylaws of Bonanza Oil and Gas, Inc. (2)
4.1	Securities Purchase Agreement dated May 14, 2008 (3)
4.2	8% convertible note issued May 14, 2008 (3)
4.3	Series A Common Stock Purchase Warrants issued May 14, 2008 (3)
4.4	Series B Common Stock Purchase Warrants issued May 14, 2008 (3)
4.5	Form of Securities Purchase Agreement (4)
4.6	Form of A June 2008 Warrants issued in June 2008(4)
4.7	Form of B June 2008 Warrants issued in June 2008 (4)
4.8	Form of Securities Purchase Agreement dated August 28, 2008 (5)
4.9	Form of 12% Promissory Note dated August 28, 2008 (5)
4.10	Amendment No. 1 to the Securities Purchase Agreement dated August 28, 2008 (6)
4.11	Form of Common Stock Purchase Warrant (6)
10.1
Agreement and Plan of Merger by and between Bonanza Oil & Gas, Inc., Borland Good North Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy Inc. dated July 18, 2008 (7)

31.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by William Wiseman, President and Chief Executive Officer (Principal Executive Officer)

31.2 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by G. Wade Stubblefield, Chief Financial Officer (Principal Financial Officer).

32.1 (*)
Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by William Wiseman, President and Chief Executive Officer (Principal Executive Officer) and G. Wade Stubblefield (Principal Financial Officer).

(1)	Incorporated herein by reference to Exhibit 3.1 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006.
(2)	Incorporated herein by reference to Exhibit 3.2 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006.
(3)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on May 19, 2008.
(4)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on July 7, 2008.
(5)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on September 3, 2008.
(6)	Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on October 10, 2008.
(7)	Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008.

*  Filed herewith