Form 10-K
period 2008-12-31
BONANZA OIL & GAS, INC.
filed 2009-04-15
CIK 1214605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

OR

☐ Transition Report Pursuant to Section 13or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number: 0-52411

BONANZA OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0720654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Richmond Avenue, Suite 400, Houston, Texas 77098
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 333-5808

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark  if disclosure of delinquent filers pursuant to Item 405 of  Regulation  S-K  is not contained herein, and will not be contained,  to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part III of this  Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008	$17,249,450

Number of shares of registrant’s common stock outstanding as of April 15, 2009	36,676,017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement related to the registrant’s 2009 annual meeting of stockholders have been incorporated by reference in parts II and III hereof.

BONANZA OIL & GAS, INC.

TABLE OF CONTENTS

PART I

ITEM 1.                 BUSINESS
FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements.  Statements that relate to matters that are not historical facts are “forward-looking statements” within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans.  They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations.  By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes forward-looking statements.  Forward-looking statements include, but are not limited to, any statements regarding future revenues, costs and expenses, earnings, earnings per share, margins, cash flows, dividends and capital expenditures.  Important factors which may affect the actual results include, but are not limited to, political developments, market and economic conditions, changes in raw material, transportation and energy costs, industry competition, the ability to execute and realize the expected benefits from strategic initiatives including revenue growth plans and cost control and productivity improvement programs, changes in mix of products sold, mergers and acquisitions and their integration into Bonanza, changes in financial markets and changing legislation and regulations including changes in tax law or tax regulations.  Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider.  For a more detailed description of risk factors, please see Part I —Item 1A. — Risk Factors.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” “the Company,” or “Bonanza” means Bonanza Oil and Gas, Inc. and, where the context requires, includes our subsidiaries.

General

We are an independent energy company that is engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in the United States.

We were incorporated in the State of Nevada on December 24, 2002, under the name “National Filing Agents, Inc.” ("NFA").  On December 18, 2006, NFA filed a registration statement on Form SB-2 to register the stock of its non-affiliated shareholders.  The registration was declared effective on January 22, 2007.  Effective January 10, 2008, NFA changed its name to “Bonanza Oil & Gas, Inc.” from “National Filing Agents, Inc.”  In addition, effective January 10, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from NFLA to BGOI and the Company implemented a forward split of the issued and outstanding shares of the Company’s Common Stock, whereby every share of the Company’s Common Stock held was exchanged for 2.1 shares of the Company’s Common Stock.  All share amounts reflected throughout this document reflect the 2.1 for 1 forward stock split unless otherwise so indicated.

Acquisitions

On October 23, 2007, NFA acquired Plantation Working Interests, LLC ("PWI"), a privately-held Texas limited liability company organized on August 17, 2007, by entering into an Acquisition Agreement and Plan of Merger (collectively the "PWI Agreement") pursuant to which NFA acquired a 100% interest in PWI and other assets in exchange for a total of 10,766,676 shares of NFA common stock.  Immediately following the acquisition of PWI, two former affiliated shareholders of NFA, cancelled 6,180,000 unregistered shares of NFA common stock held by them.  The acquisition of PWI was accounted for as a reverse merger and, therefore, the historical financial statements presented herein are those of PWI.

As a result of the acquisition of PWI, the Company obtained a 22.5% pre-payout (15% post- payout) working interest in eight oil and gas wells in Gonzales County, Texas.  PWI paid a total of $750,000 during September 2007 to acquire the wells.  PWI will receive 15.75% of the net revenues from the wells until it has recovered its $750,000 cost at which time the net revenue interest will drop to 10.5% of net revenues.  Five of the wells are currently inactive.

Concurrent with entering into the PWI Agreement, the Company purchased a 25% interest in approximately 6,700 acres in the Apclark Field of Southwestern Borden County, Texas in exchange for 6,300,000 shares of the Company's Common Stock.

Concurrent with entering into the PWI Agreement, Mssrs. William Wiseman, President, Chief Executive Officer and a Director of the Company, and Robert Teague, Vice President - Operations and a Director of the Company, agreed to assign various nonmonetary assets to the Company.  These nonmonetary assets consisted of a 25% working interest on leases containing the Cadillac Prospect in the Mercedes Field of Hidalgo County, Texas and a 50% working interest on leases located within the Damon Mound Field of Brazoria County, Texas, along with seismic data.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,665 (the “Black Pearl Acquisition Shares”) shares of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.  Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company’s Common Stock, which were cancelled in conjunction with the Merger.  Black Pearl was an exploration and development company located in Midland, Texas.  On July 14, 2008, Black Pearl acquired options to purchase an undivided 75% working interest in two drilling projects for total consideration of $500,000.  Concurrently with executing these options, Black Pearl entered into a note agreement with the Company for $500,000.  The note bore interest at 8% per year with a maturity date of November 14, 2008, or the date at which a letter of intent to merge the Company expired.  The note was cancelled in conjunction with the Merger.  At the closing of the acquisition, a total of $2,000,000 in additional consideration was due to fully exercise the option to purchase the 75% working interest in the two projects noted above.

       Growth Strategy

The Company’s mission is to grow a profitable upstream oil and gas company for the long-term benefit of our shareholders.  Our strategy includes building a balanced portfolio of assets, maintaining financial flexibility, and maximizing earnings and cash flows by controlling costs.

Segment Information

The Company operates in one business segment, the exploration, development and production of crude oil, natural gas and natural gas liquids in the United States.  Financial information for the Company can be found beginning on page F-1.

Marketing of Crude Oil and Natural Gas

We operate exclusively in the oil and gas industry.  Crude oil and natural gas production from wells owned by us is generally sold directly to oil purchasers and natural gas marketing companies.  Sales are generally made on the spot market.  These prices often are tied to WTI crude and natural gas futures contracts as posted in national publications.  We have not entered into any agreements to hedge or sell forward any of our oil and gas production.

The operators of the properties in which the Company has a working interest are responsible for the sale and marketing of the Company’s share of production.  Although management believes that we are not dependent upon any one customer, as there are numerous purchasers of crude oil and natural gas production in the industry, approximately 76% of the Company’s revenue was received from the operator of the Company’s Apclark wells and 24% from the operator of the Company’s Plantation wells for the year ended December 31, 2008.  The Company received all of its 2007 revenues from the operator of its Plantation wells.

Competition

We are in direct competition with numerous oil and natural gas companies, drilling and income programs and partnerships exploring various areas of Texas and elsewhere competing for properties.  Many competitors are large, well-known oil and gas and/or energy companies, although no single entity dominates the industry.  Many of our competitors possess greater financial and personnel resources, enabling them to identify and acquire more economically desirable energy producing properties and drilling prospects than us.  Additionally, there is competition from other fuel choices to supply the energy needs of consumers and industry.  Management believes that there exists a viable market place for smaller producers of crude oil and natural gas.

Seasonality

Weather conditions affect the demand for, and prices of, crude oil and natural gas and can also delay drilling activities, disrupting our overall business plans.  Demand for crude oil is typically higher in the second and third quarters resulting from increased driving during the summer months, while demand for natural gas is typically higher in the fourth and first quarters.  Due to these seasonal fluctuations, results of operations for individual quarterly periods may not be indicative of the results that may be realized on an annual basis.

Costs and Effects of Compliance with Governmental Regulations and Environmental Laws

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

We have not had any costs associated with the above regulations to date; however, there can be no assurance that the costs required to comply with the regulations above will not be substantial.  Furthermore, if we are deemed not to be in compliance with applicable environmental laws, we could be forced to expend substantial amounts to be in compliance, which would have a materially adverse effect on our available cash and liquidity, and/or could force us to curtail or abandon our current business operations.

Employees

As of December 31, 2008, we had three employees.  None of our employees are members of any unions, nor have they entered into any collective bargaining agreements.  We believe that our relationship with our employees is good.  With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

ITEM 1A.              RISK FACTORS

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations.  If any of the following risks occur, our business and financial results could be harmed.  You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have received a limited amount of revenues from operations and have limited assets.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  We have a limited operating history.  Our success is significantly dependent on a successful acquisition, drilling, completion and production program.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We may be unable to locate recoverable reserves or operate on a profitable basis.  We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment.

      There is substantial doubt about our ability to continue as a going concern.

We received an audit report for the year ended December 31, 2008, from our independent registered public accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The Company has no significant operating history as of December 31, 2008, and since inception, the Company has not had significant revenues.  Management raised additional equity and debt financing to fund operations and to provide additional working capital.  However, we do not have sufficient capital for current operations through our cash position and current cash flow.  To continue our growth and to fund our expansion plans we will require additional funding.  There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

We do not intend to pay dividends to our shareholders.

We do not currently intend to pay cash dividends on our Common Stock and do not anticipate paying any dividends at any time in the foreseeable future.  At present, we will follow a policy of retaining all of our earnings, if any, to finance development and expansion of our business.

Our officers and directors have limited liability, and we are required in certain instances to indemnify our officers and directors for breaches of their fiduciary duties.

We have adopted provisions in our Articles of Incorporation and Bylaws which limit the liability of our officers and directors and provide for indemnification by us of our officers and directors to the full extent permitted by Nevada corporate law.  Our articles generally provide that our officers and directors shall have no personal liability to us or our shareholders for monetary damages for breaches of their fiduciary duties as directors, except for breaches of their duties of loyalty, acts or omissions not in good faith or which involve intentional misconduct or knowing violation of law, acts involving unlawful payment of dividends or unlawful stock purchases or redemptions, or any transaction from which a director derives an improper personal benefit.  Such provisions substantially limit our shareholders' ability to hold officers and directors liable for breaches of fiduciary duty, and may require us to indemnify our officers and directors.

We face intense competition.

We compete against many other energy companies, most of which have considerably greater resources and abilities than we do.  These competitors may have greater marketing and sales capacity, established distribution networks, significant goodwill and global name recognition.

We depend significantly upon the continued involvement of our present management.

Our success depends to a significant degree upon the involvement of our management, who are in charge of our strategic planning and operations.  We may need to attract and retain additional talented individuals in order to carry out our business objectives.  The competition for such persons could be intense and there are no assurances that these individuals will be available to us.

Our business is subject to extensive regulation.

As many of our activities are subject to federal, state and local regulation, and as these rules are subject to constant change or amendment, there can be no assurance that our operations will not be adversely affected by new or different government regulations, laws or court decisions applicable to our operations.

Government regulation and liability for environmental matters may adversely affect our business and results of operations.

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas.  There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, byproducts thereof and other substances and materials produced or used in connection with crude oil and natural gas operations.  In addition, we may inherit liability for environmental damages caused by previous owners of property we purchase or lease.  As a result, we may incur substantial liabilities to third parties or governmental entities.  We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.  The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us.

The crude oil and natural gas reserves we report are estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values.  The reserves we report in our filings with the SEC are estimates and such estimates may prove to be inaccurate because of these uncertainties.  Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner.  Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs.  Some or all of these assumptions may in fact vary considerably from actual results.  For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times may vary substantially.  Accordingly, reserve estimates may be subject to downward or upward adjustment.  Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Crude oil and natural gas well development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial and uncertain costs.

Our growth will be materially dependent upon the success of our future development program.  Drilling for crude oil and natural gas and reworking existing wells involves numerous risks, including the risk that no commercially productive crude oil or natural gas reservoirs will be encountered.  The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or cancelled as a result of a variety of factors beyond our control, including:

•	unexpected drilling conditions;
•	pressure or irregularities in formations;
•	equipment failures or accidents;
•	inability to obtain leases on economical terms, where applicable;
•	adverse weather conditions;
•	compliance with governmental requirements; and
•	shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

Drilling or reworking is a highly speculative activity.  Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing and horizontal drilling do not guarantee that we will find crude oil and/or natural gas in our wells.  Hydraulic fracturing involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas.  Horizontal drilling involves drilling horizontally out from an existing vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir.  Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse effect on our future results of operations and financial condition.  We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline.  We may identify and develop prospects through a number of methods, some of which do not include lateral drilling or hydraulic fracturing, and some of which may be unproven.  The drilling and results for these prospects may be particularly uncertain.  Our drilling schedule may vary from our capital budget.  The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

•	the results of previous development efforts and the acquisition, review and analysis of data;
•	the availability of sufficient capital resources to us and the other participants, if any, for the drilling of the prospects;
•	the approval of the prospects by other participants, if any, after additional data has been compiled;
•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for crude oil and natural gas and the availability of drilling rigs and crews;
•	our financial resources and results;
•	the availability of leases and permits on reasonable terms for the prospects; and
•	the success of our drilling technology.

We cannot assure you that these projects can be successfully developed or that the wells discussed will, if drilled, encounter reservoirs of commercially productive crude oil or natural gas.  There are numerous uncertainties in estimating quantities of proved reserves, including many factors beyond our control.

Crude oil and natural gas prices are highly volatile in general and low prices will negatively affect our financial results.

Our revenues, operating results, profitability, cash flow, future rate of growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of crude oil and natural gas.  Lower crude oil and natural gas prices also may reduce the amount of crude oil and natural gas that we can produce economically.  Historically, the markets for crude oil and natural gas have been very volatile, and such markets are likely to continue to be volatile in the future.  Prices for crude oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for crude oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	worldwide and domestic supplies of crude oil and natural gas;
•	the level of consumer product demand;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	the price and availability of alternative fuels;
•	political instability or armed conflict in oil producing regions;
•	the price and level of foreign imports; and
•	other domestic and global economic conditions.

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty.  Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations.

The market price for our Common Stock may be volatile, and you may not be able to sell our stock at a favorable price or at all.

Many factors could cause the market price of our Common Stock to rise and fall, including:

•	actual or anticipated variations in our quarterly results of operations;
•	changes in market valuations of companies in our industry;
•	changes in expectations of future financial performance;
•	fluctuations in stock market prices and volumes;
•	issuances of Common Stock or other securities in the future;
•	the addition or departure of key personnel;
•	announcements by us or our competitors of acquisitions, dispositions, investments or strategic alliances; and
•	the increase or decline in the price of crude oil or natural gas.

It is possible that the proceeds from sales of our Common Stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales of our Common Stock, or the perception that such sales might occur, could depress the market price of our Common Stock.

We cannot predict whether future issuances of our Common Stock or resales in the open market will decrease the market price of our Common Stock.  The impact of any such issuances or resales of our Common Stock on our market price may be increased as a result of the fact that our Common Stock is thinly, or infrequently, traded.  The exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of Common Stock in connection with acquisitions and other issuances of our Common Stock could have an adverse effect on the market price of our Common Stock.  In addition, future issuances of our Common Stock may be dilutive to existing shareholders.  Any sales of substantial amounts of our Common Stock in the public market, or the perception that such sales might occur, could lower the market price of our Common Stock.

We have anti-takeover defenses that could delay or prevent an acquisition and could adversely affect the price of our Common Stock.

Provisions in our certificate of incorporation and by-laws and provisions of Nevada law could delay, defer or prevent an acquisition or change in control of us or otherwise adversely affect the price of our Common Stock.  Nevada law also contains certain provisions that may have an anti-takeover effect and otherwise discourage third parties from effecting transactions with us.

Penny Stock Regulations may impose certain restrictions on marketability of the Company’s securities.

The trading of the Company’s Common Stock is subject to rules pertaining to “penny stocks.”  The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  As a result, the Company’s Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established clients and “accredited investors.”  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market.  The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell shares of the Company’s Common Stock and may affect the ability of investors to sell such shares of Common Stock in the secondary market and the price at which such investors can sell any of such shares.

Investors should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investors losses

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

IN ADDITION TO THE RISK FACTORS SET FORTH ABOVE, THE COMPANY IS SUBJECT TO NUMEROUS OTHER RISKS SPECIFIC TO THE PARTICULAR BUSINESS OF THE COMPANY, AS WELL AS  GENERAL BUSINESS RISK.  INVESTORS ARE URGED TO CONSIDER ALL OF THE RISKS INHERENT IN THE COMPANY'S SECURITIES PRIOR TO PURCHASING OR MAKING AN INVESTMENT DECISION.  THE COMPANY'S SECURITIES ARE HIGHLY SPECULATIVE AND INVOLVE A VERY HIGH DEGREE OF RISK.

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None

ITEM 2.                 PROPERTIES

Summary

We maintain our principal office at 3000 Richmond Avenue, Suite 400, Houston, Texas  77098.  Our telephone number at that office is 713-333-5808.  Our current office space consists of approximately 5,100 square feet.  During 2007 and 2008, we sublet the space from United Production & Exploration, Inc., a company majority owned by Mr. Teague and Mr. Wiseman, executive officers and directors of the Company.  In November 2008, we entered into a direct lease of this office space with the building owner for a 38-month term.  The initial monthly rental totals $8,397 per month.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Our crude oil and natural gas properties consist essentially of working interests owned by us in various oil and gas wells and leases located in Texas.  Recapped below is a brief synopsis of each of our core areas of operation:

Apclark Field

The Company holds a 25% working interest and an 18.75% net revenue interest in this 6,700 acre producing field located in Borden County, Texas.  Primary production is obtained from the Jo Mill Spraberry trend, with offset production exceeding 70 million barrels (“mmbls”) of crude oil and 80 billion cubic feet (“bcf”) of natural gas from the Jo Mill field adjacent to the Company’s acreage position.  The Company participated in the drilling of two horizontal wells in the Apclark field during 2008.  The Company has identified an additional 12 horizontal drilling locations and 53 vertical locations.  Total production during 2008 totaled 2,644 barrels of crude oil, net to the Company’s interest, and total proved reserves at December 31, 2008, totaled 32,028 barrels of crude oil and 12,019 thousand cubic feet (“mcf”) of natural gas, all of which were proved producing reserves.

      Plantation Field

The Company holds a 22.5% pre-payout working interest (15% post-payout) and a 15.75% pre-payout net revenue interest (10.5% post-payout) in eight wells in this field located in Gonzales County, Texas.  Primary production is obtained from the Austin Chalk trend.  Three of the wells are currently active and the other five are shut-in waiting workover.  The Company has no further obligation related to capital or operating expenditures related to these wells, except to the extent of revenue realized, if any.  Total production during 2008 totaled 554 barrels of crude oil, net to the Company’s interest, and total proved reserves at December 31, 2008, totaled 2,460 barrels of crude oil , all of which were proved producing reserves.

Damon Mound Field

The Company holds a 50% working interest and a 31.88% net revenue interest in this 35 acre producing field located in Brazoria County, Texas.  Historically, primary production is obtained from the Miocene and Frio trend, with cumulative field production in excess of 11 mmbls.  The Company has identified two potential drilling locations, but has not assigned any proved reserves to this prospect as of yet.

Bourland Field

The Company holds an option to acquire a 75% working interest and a 56.25% net revenue interest in this 960 acre producing field located in Ector County, Texas.  Historically, primary production is obtained from the San Andres trend, with cumulative field production since 1962 in excess of 1.12 mmbls and 0.96 bcf of natural gas.  The Company has identified eight potential drilling locations, but has not assigned any proved reserves to this prospect as of yet.

Goodnorth Field

The Company holds an option to acquire a 67.5% working interest and a 50.625% net revenue interest in this 1,263 acre producing field located in Borden and Howard County, Texas.  Primary production is also expected from the Jo Mill Spraberry trend as well as the Dean trend.  The Company has identified eight potential drilling locations, but has not assigned any proved reserves to this prospect as of yet.

Drilling Statistics

During 2008, we participated in drilling two gross development wells (0.5 net wells), both completed as producers and both in the Apclark Field.  The Company did not drill any wells from its inception (August 17, 2007) through December 31, 2007.

Productive Oil and Gas Wells

At December 31, 2008, we had an interest in five gross productive oil wells (1.175 net wells), excluding the five gross (1.125 net) Plantation Field wells currently shut-in.

Production, Pricing and Lease Operating Cost Data

The following table describes, for the period from inception (August 17, 2007) through December 31, 2007, and for fiscal 2008, crude oil and natural gas production, average lease operating expenses per barrel (including severance and other taxes and transportation costs) and average sales prices received by the Company:

	Crude Oil	Average Lease Operating	Average Sales
	Production	Cost	Price
	(barrels)	(per barrel)	(per barrel)
Year ended December 31, 2008	3,197	$24.94	$71.80
From Inception
(August 17, 2007) to December 31, 2007	320	$25.02	$83.24

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position:

Undeveloped Acreage		Developed Acreage
Gross	Net	Gross	Net
8,958	3,265	480	152

As of December 31, 2008, all of the undeveloped acreage was set to expire by December 31, 2009, if production is not established or we take no other action to extend the terms.

Estimated Proved Reserves and Future Net Cash Flows

As of December 31, 2008, the Company had total estimated proved reserves of 34,488 barrels of crude oil, condensate and natural gas liquids and 12,019 mcf of natural gas.  Combined, these total estimated proved reserves are equivalent to 36,491 barrels of oil equivalent or 218,947 mcf of natural gas equivalent.

Proved oil and gas reserves are the estimated quantities of natural gas, crude oil, condensate and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Reserve estimates are considered proved if economical productivity is supported by either actual production or conclusive formation tests.  Estimated reserves that can be produced economically through application of improved recovery techniques are included in the “proved” classification when successful testing by a pilot project or the operation of an active, improved recovery program in the reservoir provides support for the engineering analysis on which the project or program is based.  Estimated proved developed oil and gas reserves can be expected to be recovered through existing wells with existing equipment and operating methods.

The Company emphasizes that its reported reserves are estimates which, by their nature, are subject to revision.  The estimates are made using available geological and reservoir data, as well as production performance data.

Estimates of proved developed and proved undeveloped reserves as of December 31, 2008, were based on estimates made by Forrest A. Garb & Associates, Inc. and Joe C. Neal & Associates, independent petroleum engineers.  Our independent engineers, Forrest A. Garb & Associates, Inc. and Joe C. Neal & Associates are engaged by and provided their reports to our senior management team.  We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review the reserve reports provided by the independent engineers to ensure completeness and accuracy.  Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures.  Accordingly, these estimates will change, as future information becomes available.

The Company’s estimates of proved reserves and proved developed reserves as of December 31, 2008 and 2007, changes in estimated proved reserves from the period from Inception (August 17, 2007) to December 31, 2007 and from January 1, 2008, to December 31, 2008, and estimates of future net cash flows and discounted future net cash flows from estimated proved reserves are contained in Note 9 — Supplemental Oil and Gas Disclosures of Item 15 in this Form 10-K.  These estimated future net cash flows are based on prices on the last day of the year and are calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures about Oil and Gas Producing Activities.”  Disclosure of this value and related reserves has been prepared in accordance with SEC Regulation S-X Rule 4-10.

In December 2008, the SEC released the final rule for “Modernization of Oil and Gas Reporting” (Modernization).  The Modernization disclosure requirements will permit reporting of oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices and the use of new technologies to determine proved reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes.  Companies will also be allowed to disclose probable and possible reserves in SEC filed documents.  In addition, companies will be required to report the independence and qualifications of its reserves preparer or auditor and file reports when a third party is relied upon to prepare reserves estimates or conduct a reserves audit.  The Modernization disclosure requirements become effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3.                 LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the most recently ended fiscal quarter.

PART II

ITEM 5.                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

Our Common Stock is quoted on the OTC Bulletin Board.  Throughout 2007, there were no trades in shares of our Common Stock and the reported bid and ask price for each month was $0.20.  Set forth in the table below are the quarterly high and low prices of our Common Stock as obtained from the OTC Bulletin Board for 2008.

	2008
	Price Range
	High	Low
First Quarter	$3.00	$0.48
Second Quarter	1.12	0.18
Third Quarter	1.25	0.66
Fourth Quarter	0.86	0.13

The closing price of our Common Stock, as reported on the OTC Bulletin Board for April 13, 2009, was $0.08 per share, by referencing the closing average of the bid and ask prices.

Holders

       As of March 31, 2009, there were approximately 57 holders of record of our Common Stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various brokers, dealers, and registered clearing agencies.  The transfer agent of our Common Stock is Empire Stock Transfer, Inc., 2470 St. Rose Parkway, Suite 304, Henderson, NV 89074.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock.  We do not anticipate paying any cash dividends to stockholders in the foreseeable future.  In addition, any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors.

ITEM 6.                 SELECTED FINANCIAL DATA

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 6.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.  The following discussion should be read together with the Consolidated Financial Statements and Notes to Consolidated Financial Statements, which are included in Item 8 of this Form 10-K, and the Risk Factors information, which are set forth in item 1A of this Form 10-K.

Overview

Bonanza Oil & Gas, Inc. is an independent energy company engaged primarily in the acquisition, development, production and the sale of crude oil, natural gas and natural gas liquids.  The Company's production activities are located in the United States of America.  The principal executive offices of the Company are located at 3000 Richmond Avenue, Suite 400, Houston, TX 77046.  The operations of Bonanza were originally conducted through Plantation Working Interests, LLC (“Plantation”), which was incorporated in the State of Texas on August 17, 2007, to acquire a working interest (22.5% pre-payout, 15% post-payout) in eight oil and gas wells in Gonzales County, TX.

On October 23, 2007, Plantation merged with National Filing Agents, Inc. (“NFLA”), which was the entity that survived the merger, by entering into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"), pursuant to which NFLA acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held Plantation, a 25% interest in a lease on Cadillac Prospect in Mercedes field in Hidalgo County, TX and a 50% interest in a lease on the Point Bar Prospect in the Damon Mound field in Brazoria County, TX and other properties and assets from its members and issued 10,766,676 shares of the Company’s Common Stock.  In addition, on October 23, 2007, in conjunction with the Acquisition Agreement, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lucas Energy, Inc. to acquire a 25% working interest in the ApClark field located in Borden County, TX through the issuance of 6,300,000 shares of the Company’s Common Stock.  In conjunction with the transaction, NFLA amended its Articles of Incorporation to change the Company's name to Bonanza Oil & Gas, Inc., forward split its Common Stock on a 2.1 to 1 ratio, and changed its trading symbol on the Over-the-Counter Bulletin Board to "BGOI".  All share amounts herein reflect the 2.1:1 forward stock split.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,665 (the “Black Pearl Acquisition Shares”) shares of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.  Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company, which were cancelled in conjunction with the Merger.

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

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $7,062,652 at December 31, 2008.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Results of Operations

	For the Year Ended December 31, 2008	For the Period from Inception (August 17, 2007) to December 31, 2007
REVENUES:
Crude oil sales	$229,579	$26,664
	229,579	26,664
OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	399,289	5,627
Additional	3,920,764	-
Lease operating expenses	71,760	7,938
Severance and other taxes	10,584	1,229
General and administrative	1,467,659	206,883
Financing costs, net	1,224,930	2,232
	7,094,986	223,909
OPERATING LOSS	(6,865,407)	(197,245)
Provision for income taxes	-	-
NET LOSS	$(6,865,407)	$(197,245)

We were incorporated on August 17, 2007, and therefore had minimal activity during the year ended December 31, 2007.

During the year ended December 31, 2008, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field and from three of its eight wells in the Plantation field.  During 2008, the Company had total sales, net to its interest, of 3,197 barrels of crude oil and realized an average price of $71.80.  During this same period, lease operating expenses, including severance and other taxes and transportation costs, totaled $24.94 per barrel, resulting in netbacks to the Company of $46.86.

The oil and gas industry as a whole experienced a year of extremes in 2008.  Crude oil and natural gas prices climbed precipitously in the first half of the year, only to pull back in the third quarter before collapsing in the fourth quarter.  Indices during the early part of 2009 indicate that prices are trending below December’s averages as the global economy and demand continue to weaken.

Recurring depreciation, depletion and amortization expense totaled $399,289 for the year ended December 31, 2008, most of which is attributable to depletion on our Apclark field and Plantation field producing properties.  In addition, despite higher realized prices during 2008, the low oil and gas prices in effect at the end of the year resulted in a $3,920,764 non-cash write-down of the carrying value of Company’s proved oil and gas properties.  If oil and gas prices fall below year-end levels, additional write-downs of oil and gas properties may occur.  See Note 2 — Summary of Significant Accounting Policies in this Form 10-K – to our consolidated financial statements.

For the year ended December 31, 2008, general and administrative expenses totaled $1,467,659.  These expenses were comprised primarily of non-cash charges resulting from the issuance of 1,475,000 shares of the Company’s Common Stock to consultants for services provided ($568,500), payroll and other personnel expenses ($422,668), legal expenses ($171,204) and audit and accounting services ($86,777).

Financing costs, net for the year ended December 21, 2008, totaled $1,224,930.  The Company capitalized $208,690 of interest associated with unproved properties during the year.  The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

At December 31, 2008, we had cash on hand of $3,881 and a working capital deficit of $3,291,526 consisting primarily of $2,099,704 of short-term debt, representing $2,350,000 face value of all of our debt outstanding less $250,296 of unamortized discount and $1,558,408 of accrued exploration and development expenses.

We have raised net proceeds of $5,322,593 in various debt and equity financings since our inception (August 17, 2007), including $4,198,493 since January 1, 2008, and have used the majority of the net proceeds to successfully begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of our interest in the Plantation field, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the year ended December 31, 2008, totaled $1,059,414 and consisted primarily of the net loss of $6,865,407, net of non-cash charges totaling $4,320,052 related to depreciation, depletion and amortization expense, including $3,920,764 of non-cash ceiling limitation required writedown, $568,500 related to the fair value of common shares issued for consulting services and $1,225,143 related to the amortization of deferred financing fees and discount on outstanding debt.  The Company also had $307,703 of other working capital changes, primarily consisting of drilling costs advanced.

Net cash used in investing activities for the year ended December 31, 2008, totaled $3,289,555 and consisted primarily of the Company’s drilling activity in its Apclark field and the initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc.

Net cash provided by financing activities for the year ended December 31, 2008, totaled $4,198,493 and consisted of the $800,000 in gross proceeds from our January 2008 Secured Promissory Notes, $750,000 from the May 2008 Convertible Note, $500,000 from the August 2008 Unsecured Promissory Notes and $50,000 from the October 2008 Unsecured Promissory Note, in addition to $2,188,493 in net proceeds from the Company’s equity offering.  The Company incurred $90,000 of cash issue costs related to the issuance of the May 2008 Convertible Note.  See Note 4 to the Company’s Consolidated Financial Statements for a complete discussion of the note issuances and Note 5 for a complete discussion of the equity issuances.

At December 31, 2008, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of April 15, 2009, the Company has not remitted the balance of amount due; however the lender has not, as of April 15, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of its remedies under the December 2007 Secured Promissory Note.  See Note 4 to the Company’s Consolidated Financial Statements for a complete discussion of the December 2007 Secured Promissory Note.

At April 15, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, if the January 2008 Secured Promissory Notes are not repaid prior to July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  As of April 15, 2009, the Company has not cured its default; however the lenders have not, as of April 15, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Secured Promissory Notes.  See Note 4 to the Company’s Consolidated Financial Statements for a complete discussion of the January 2008 Secured Promissory Notes.

As of April 15, 2009, the Company had not made quarterly interest payment due on March 31, 2009, with respect to its May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company has 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the Company will make the scheduled quarterly interest payment within 90 days of March 31, 2008, and if not, that the lender will delay the enforcement of its remedies under the May 2008 Convertible Note.  See Note 4 to the Company’s Consolidated Financial Statements for a complete discussion of the May 2008 Convertible Note.

As of April 15, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note. See Note 4 to the Company’s Consolidated Financial Statements for a complete discussion of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

Capital Expenditures and 2009 Outlook

We presently do not have any available credit, bank financing or other external sources of liquidity.  Due to our brief history and historical operating losses, our operations have not been a source of liquidity.  We will need to obtain additional capital in order to expand operations and become profitable.  In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders.  There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow.  Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms.  However, the trading price of our common stock and a downturn in the North American stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, or experience unexpected cash requirements that would force us to seek alternative financing.  Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.  If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations.  These contractual obligations represent future cash payments that we are required to make and relate primarily to notes payable and accounts payable, all of which are due currently and which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2008, found in Item 15 in this Form 10-K.  The Company does have an operating lease obligation with annual payments totaling $67,180 in 2009, $103,790 in 2010, $108,321 in 2011 and $36,610 in 2012.  The Company expects to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

Off-balance Sheet Arrangements

The Company does not currently utilize any off-balance sheet arrangements with unconsolidated entities to enhance liquidity and capital resource positions.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method.  Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves.  This calculation is done on a country-by-country basis.  As of December 31, 2008, all of our oil production operations are conducted in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost.  The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.  The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we report a liability for any legal retirement obligations on our oil and gas properties.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding.  The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.  The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.  Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.  As of December 31, 2008, the Company’s Asset Retirement Obligation was not significant.

Reserve Estimates

Our estimate of proved reserves is based on the quantities of oil and gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions.  The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment.  For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results.  In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes.  Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves.  As such, our reserve engineers review and revise the Company’s reserve estimates at least annually.

Despite the inherent imprecision in these engineering estimates, our reserves are used throughout our financial statements.  For example, since we use the units-of-production method to amortize our oil and gas properties, the quantity of reserves could significantly impact our DD&A expense.  Our oil and gas properties are also subject to a “ceiling” limitation based in part on the quantity of our proved reserves.  Finally, these reserves are the basis for our supplemental oil and gas disclosures.

Revenue Recognition

Bonanza recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells.  Crude oil and natural gas sold by Bonanza is not significantly different from Bonanza’s share of production.  We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

Income Taxes

The Company uses the liability method for accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in the Company’s tax returns.

The Company’s estimates are based on the information available to it at the time that it prepares the income tax provision.  The Company generally files its annual income tax returns several months after its fiscal year-end.  Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed.  These returns could be subject to material adjustments or differing interpretations of the tax laws.

At Inception (August 17, 2007), the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.  See Note 6 to the Company’s consolidated financial statement for further discussion.

ITEM 7A.              QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 7A.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required to be filed under this item are presented on pages F-1 through F-25 of this Form 10-K and are incorporated herein by reference.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 8, 2008 (the “Moore Dismissal Date”), we advised Moore & Associates, Chartered (“Moore”) that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss Moore as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on February 8, 2008.  Except as noted in the paragraph immediately below, the reports of Moore on the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Moore on the Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had limited sources of revenue and operations.

During the years ended December 31, 2006 and 2005, and through the Moore Dismissal Date, the Company has not had any disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Moore’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2006 and 2005, and through the Moore Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that Moore furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter was filed with a Current Report on Form 8-K filed on February 12, 2008.

On February 8, 2008 (the “RBSM Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007.  The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the RBSM Engagement Date, the Company had not consulted with RBSM regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

On October 27, 2008 (the “RBSM Dismissal Date”), we advised RBSM that it was dismissed as the Company’s independent registered public accounting firm.  The decision to dismiss RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on October 24, 2008.  Except as noted in the paragraph immediately below, the report of RBSM on the Company’s consolidated financial statements as of December 31, 2007, and for the period from Inception (August 17, 2007) through December 31, 2007, did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of RBSM on the Company’s consolidated financial statements as of December 31, 2007, and for the period from Inception (August 17, 2007) through December 31, 2007, contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had limited sources of revenue and operations.

During the year ended December 31, 2007, and through the RBSM Dismissal Date, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the year ended December 31, 2007, and through the RBSM Dismissal Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested that RBSM furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of this letter was filed with a Current Report on Form 8-K filed on October 27, 2008.

On October 27, 2008 (the “Weaver and Tidwell Engagement Date”), the Company engaged Weaver and Tidwell L.L.P.(“Weaver and Tidwell”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2008.  The decision to engage Weaver and Tidwell as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Weaver and Tidwell Engagement Date, the Company had not consulted with Weaver and Tidwell regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Weaver and Tidwell concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 9A.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

William Wiseman, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and G. Wade Stubblefield, the Company’s Chief Financial Officer, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report.  Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  We also made no changes in internal controls over financial reporting during the quarter ending December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We periodically review the design and effectiveness of our disclosure controls, including compliance with various laws and regulations that apply to our operations.  We make modifications to improve the design and effectiveness of our disclosure controls and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for the preparation and integrity of the consolidated financial statements appearing in this annual report on Form 10-K.  The financial statements were prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements.  Our internal control over financial reporting is supported by appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by our Company’s board of directors, applicable to all Company directors and all officers and employees of our Company and subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2008,  that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.
PART III

ITEM 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company expects to incorporate the information required by Item 10 by reference to the Company’s definitive proxy statement (the “Proxy”).  In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the information required by Item 10 shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

ITEM 11.              EXECUTIVE COMPENSATION

      The Company expects to incorporate the information required by Item 11 by reference to the Company’s
Proxy.  In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the information required by Item 11 shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company expects to incorporate the information required by Item 12 by reference to the Company’s
Proxy.  In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the information required by Item 12 shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company expects to incorporate the information required by Item 13 by reference to the Company’s
Proxy.  In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the information required by Item 13 shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company expects to incorporate the information required by Item 14 by reference to the Company’s
Proxy.   In the event that the Proxy is not filed within 120 days after the end of the fiscal year covered by this Form 10-K, the information required by Item 14 shall be filed as an amendment to the Form l0-K no later than the end of the 120-day period.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents included in this report:

1.	Financial Statements

Report of independent registered public accounting firm	F-1
Consolidated balance sheets as of December 31, 2008 and 2007	F-2
Statement of consolidated operations for each of the two years in the
period ended December 31, 2008	F-3
Statement of consolidated stockholders’ equity for the period from inception
to December 31, 2008	F-4
Statement of consolidated cash flows for each of the two years in the
period ended December 31, 2008	F-5
Notes to consolidated financial statements	F-6

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and related notes.

3.	Exhibits

Exhibit No.	Description
2.2
Acquisition Agreement and Plan of Merger between National Filing Agents, Inc. and Plantation Working Interests, LLC dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)

3.1	Articles of Incorporation of Bonanza Oil and Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006)
3.2	Articles of Merger (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2008)
3.3	Bylaws of Bonanza Oil and Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006)
4.1	Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2007)
4.2
14% Senior Asset Backed Secured Promissory Note dated December 17, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2007)

4.3	Securities Purchase Agreement dated May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.4	8% Convertible Note issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.5	Series A Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.6	Series B Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.7	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.8	Form of Series A June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.9	Form of Series B June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.10	Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)
4.11	Form of 12% Promissory Note dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)
4.12
Amendment No. 1 to the Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)
4.14	Bridge Loan Letter Agreement dated February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.15	14% Promissory Note issued February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
10.1
Asset Purchase Agreement between National Filing Agents, Inc. and Lucas Energy, Inc. dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)

10.2
Agreement and Plan of Merger between Bonanza Oil & Gas, Inc., Borland Good North, Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy, Inc. dated July 18, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008)

10.3
Executive Employment Agreement between G. Wade Stubblefield and Bonanza Oil and Gas, Inc. (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

23.1*	Consent of Joe C. Neil & Associates
23.2*	Consent of Forrest A. Garb & Associates Inc.
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith

(b)	See (a) 3. above
(c)	See (a) 2. above

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BONANZA OIL & GAS, INC.

By:	/s/ WilliamWiseman
William Wiseman
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ G. Wade Stubblefield
G. Wade Stubblefield
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Wiseman	Chairman of the Board, Chief Executive Officer and President	April 15, 2009
William Wiseman	(principal executive officer)

/s/ Robert Teague	Vice President – Operations and Director	April 15, 2009
Robert Teague

/s/ G. Wade Stubblefield	Chief Financial Officer (principal financial officer)	April 15, 2009
G. Wade Stubblefield

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bonanza Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Bonanza Oil & Gas, Inc. and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2008 and for the period from inception (August 17, 2007) to December 31, 2007.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bonanza Oil & Gas, Inc. and Subsidiaries at December 31, 2008 and 2007, and the related consolidated results of operations and cash flows for the year ended December 31, 2008 and for the period from inception (August 17, 2007) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
April 15, 2009

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
		RESTATED

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,881	$154,357
Accounts receivable	5,068	5,488
Drilling advances	395,350	46,011
Other	152,900	12,021
	557,199	217,877
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	4,941,803	750,000
Unproved properties and properties under development	7,599,369	1,890,000
Other	11,679	-
	12,552,851	2,640,000
Less: Accumulated depreciation, depletion and amortization	(4,325,679)	(5,627)
	8,227,172	2,634,373

	$8,784,371	$2,852,250

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$138,389	$27,781
Accrued operating expenses	52,224	7,203
Accrued exploration and development expenditures	1,558,408	-
Notes payable, net of $250,296 and $22,089 of
unamortized discount, respectively	2,099,704	227,911
	3,848,725	262,895

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 60,000,000 shares authorized;
36,100,317 and 25,649,654 issued and outstanding, respectively	36,100	25,650
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	11,962,198	2,760,950
Accumulated deficit	(7,062,652)	(197,245)
	4,935,646	2,589,355

	$8,784,371	$2,852,250

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Year Ended December 31, 2008	For the Period from Inception (August 17, 2007) to December 31, 2007
REVENUES:
Crude oil sales	$229,579	$26,664
	229,579	26,664
OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	399,289	5,627
Additional	3,920,764	-
Lease operating expenses	71,760	7,938
Severance and other taxes	10,584	1,229
General and administrative	1,467,659	206,883
Financing costs, net	1,224,930	2,232
	7,094,986	223,909

OPERATING LOSS	(6,865,407)	(197,245)

Provision for income taxes	-	-

NET LOSS	$(6,865,407)	$(197,245)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.22)	$(0.04)

Weighted average number of common shares
outstanding - basic and fully diluted	30,884,707	4,837,537

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

						Total
	Members'	Common Stock		Paid-In	Accumulated	Stockholders'
	Interest	Shares	Amount	Capital	Deficit	Equity

BALANCE AT AUGUST 17, 2007 (Date of Inception)	$-	-	$-	$-	$-	$-

Initial contribution	100	-	-	-	-	100
Issuance of LLC interests, net	874,000	-	-	-	-	874,000
Reverse merger with NFLA	(874,100)	19,274,655	19,275	854,825	-	-
Common shares issued
in asset acquisition - RESTATED	-	6,300,000	6,300	1,883,700	-	1,890,000
Common shares issued with
December 2007 Note - RESTATED	-	74,999	75	22,425	-	22,500
Net loss	-	-	-	-	(197,245)	(197,245)

BALANCE AT DECEMBER 31, 2007	$-	25,649,654	$25,650	$2,760,950	$(197,245)	$2,589,355

Common shares issued with the
January 2008 Notes	-	160,000	160	119,840	-	120,000
Common shares issued for
consulting services - April 9, 2008	-	75,000	75	52,425	-	52,500
Common shares issued for
consulting services - May 7, 2008	-	600,000	600	155,400	-	156,000
Common shares issued for
consulting services - May 15, 2008	-	800,000	800	359,200	-	360,000
Common shares issued with the
May 2008 Convertible Note	-	375,000	375	99,087	-	99,462
Fair value of beneficial conversion feature
of the May 2008 Convertible Note	-	-	-	305,576	-	305,576
Fair value of warrants to acquire common shares
issued with the May 2008 Convertible Note	-	-	-	278,844	-	278,844
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	-	569,606	-	569,606
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	-	29,180	-	29,180
Common shares issued in the acquisition of
Black Pearl Energy, Inc.	-	7,024,665	7,024	8,211,834	-	8,218,858
Common shares retired in the acquisition of
Black Pearl Energy, Inc.	-	(2,709,000)	(2,709)	(3,164,113)	-	(3,166,822)
Equity offerings, net	-	4,124,998	4,125	2,184,368	-	2,188,493
Net loss	-	-	-	-	(6,865,407)	(6,865,407)

BALANCE AT DECEMBER 31, 2008	$-	36,100,317	$36,100	$11,962,198	$(7,062,652)	$4,935,646

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Year Ended December 31, 2008	For the Period from Inception (August 17, 2007) to December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,865,407)	$(197,245)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	4,320,053	5,627
Fair value of shares issued for consulting services	568,500	-
Amortization of deferred financing costs	1,225,143	411
Changes in operating assets and liabilities:
Accounts receivable	420	(5,488)
Drilling advances	(462,193)	(46,011)
Other current assets	(1,562)	(12,021)
Accounts payable and accrued expenses	155,632	34,984
Net cash provided by (used in) operating activities	(1,059,414)	(219,743)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	(2,892,876)	(750,000)
Proceeds from sale of unproved oil and gas property	115,000	-
Additions to other property and equipment	(11,679)	-
Issuance of Black Pearl Energy, Inc. note receivable	(500,000)	-
Net cash provided by (used in) investing activities	(3,289,555)	(750,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	2,100,000	275,000
Debt issue costs	(90,000)	(25,000)
Proceeds from equity issuances, net	2,188,493	874,100
Net cash provided by (used in) financing activities	4,198,493	1,124,100

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(150,476)	154,357
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	154,357	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,881	$154,357

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$158,027	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of oil and gas property for common shares	$5,052,036	$1,890,000
Non-cash exploration and development activities	1,671,262	-
Foregiveness of Black Pearl Energy, Inc. note receivable	$500,000	$-
Fair value of common shares and warrants to purchase common
shares issued with notes payable	$1,402,668	$22,500

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND HISTORY

Bonanza Oil & Gas, Inc. (the “Company”), a Nevada corporation formed on December 24, 2002, under the name National Filing Agents, Inc. ("NFA"), is an independent energy company that is engaged in the exploration, development and production of crude oil, natural gas and natural gas liquids in the United States.  On December 18, 2006, NFA filed a registration statement on Form SB-2 to register the stock of its non-affiliated shareholders.  The registration was declared effective on January 22, 2007.

On October 23, 2007, NFA acquired Plantation Working Interests, LLC ("PWI"), a privately-held Texas limited liability company organized on August 17, 2007, by entering into an Acquisition Agreement and Plan of Merger (collectively the "PWI Agreement") pursuant to which NFA acquired a 100% interest in PWI and other assets in exchange for 10,766,676 shares of NFA common stock.  Immediately following the acquisition of PWI, two former affiliated shareholders of NFA, cancelled 6,180,000 unregistered shares of NFA common stock held by them.  The acquisition of PWI was accounted for as a reverse merger and, therefore, the historical financial statements presented herein are those of PWI.  Effective January 10, 2008, NFA changed its name to “Bonanza Oil & Gas, Inc.” from “National Filing Agents, Inc.”  In addition, effective January 10, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from NFLA to BGOI and the Company implemented a forward split of the issued and outstanding common shares of the Company, whereby every share of the Company’s Common Stock held was exchanged for 2.1 shares of the Company’s Common Stock.  All share amounts reflected throughout this document reflect the 2.1 for 1 forward stock split, unless otherwise so indicated.

Going Concern

The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $7,062,652 at December 31, 2008.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) increasing our current production (c) continuing development drilling on our proved and undeveloped properties and (d) controlling overhead and expenses.

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

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restatement

In the course of preparing the consolidated financial statements for the year ended December 31, 2008, the Company determined that it had not properly calculated the valuation of the 6,300,000 common shares issued in consideration of the purchase of its 25% interest in approximately 6,700 acres in Apclark field in Southwestern Borden County, Texas in October 2007.  When originally calculated, the Company multiplied the original number of shares given in consideration, pre-forward stock split, of 3,000,000 common shares, by the effective share price after the forward stock split, $0.30, resulting in a value of $900,000.  Rather, the Company should have used the post-forward stock split shares issued of 6,300,000 multiplied by the effective share price after the forward stock split, resulting in a value of $1,890,000.  As the Company had not yet started amortizing the recorded value, the result of this error on the Company’s consolidated financial statements as of December 31, 2007, was a $990,000 understatement of Oil and Gas Property and Equipment – Unproved Properties and Properties Under Development and Additional Paid-in Capital.

In addition, the Company determined that it had not properly calculated the valuation of the 74,999 common shares issued in connection with the issuance of promissory notes in December 2007.  When originally calculated, the Company multiplied the original number of shares given in consideration, pre-forward stock split, of 35,714 common shares, by the effective share price after the forward stock split, $0.30, resulting in a value of $10,714.  Rather, the Company should have used the post-forward stock split shares issued of 74,999 multiplied by the effective share price after the forward stock split, resulting in a value of $22,500.  As the Company had not yet started amortizing the recorded value of these deferred financing costs, the result of this error on the Company’s consolidated financial statements as of December 31, 2007, was an $11,786 understatement of Other Current Assets and Additional Paid-in Capital.

These errors did not have any impact on the Company’s results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting policies used by the Company and its subsidiaries reflect industry practices and conform to accounting principles generally accepted in the United States (GAAP).  Certain reclassifications have been made to prior periods to conform with the current presentations.  Significant policies are discussed below.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.  The Company’s interest in oil and gas exploration and production ventures and partnerships are proportionately consolidated.

Use of Estimates

Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.  Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserves and related present value estimates of future net cash flows there from (See Note 9 — Supplemental Oil and Gas Disclosures (Unaudited)), asset retirement obligations, income taxes and contingency obligations including legal and environmental risks and exposures.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents.  These investments are carried at cost, which approximates fair value.  At December 31, 2008 and 2007, the Company had $3,881 and $154,357 of cash and cash equivalents, respectively.

Allowance for Doubtful Accounts

The Company routinely assesses the recoverability of all material receivables to determine their collectability.  All of the Company’s receivables are from the operators of properties in which the Company has an interest.  Generally, the Company’s crude oil and natural gas receivables are collected within two months.  The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated.  As of December 31, 2008 and 2007, the Company had no amount recorded as an allowance for doubtful accounts.

Oil and Gas Property

The Company uses the full-cost method of accounting for its exploration and development activities.  Under this method of accounting, the cost of both successful and unsuccessful exploration and development activities are capitalized as property and equipment.  The Company has not incurred any internal costs that are directly related to exploration and development activities, including salaries and benefits, which could be capitalized as part of property and equipment.  Proceeds from the sale or disposition of oil and gas properties are accounted for as a reduction to capitalized costs unless a significant portion (greater than 25 percent) of the Company’s reserve quantities in a particular country are sold, in which case a gain or loss is recognized.

Costs Excluded

Oil and gas unevaluated properties and properties under development include costs that are excluded from costs being depreciated or amortized.  These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest.  The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service.  All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

Ceiling Test

Under the full-cost method of accounting, a ceiling test is performed each quarter.  The test establishes a limit (ceiling), on a country-by-country basis, on the book value of oil and gas properties.  The capitalized costs of proved oil and gas properties, net of accumulated depreciation, depletion and amortization (DD&A) and the related deferred income taxes, may not exceed this “ceiling.”  The ceiling limitation is the estimated after-tax future net cash flows from proved oil and gas reserves, excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet.  The estimate of after-tax future net cash flows is calculated using a discount rate of 10 percent per annum and both costs and commodity prices in effect at the end of the period held flat for the life of production, except where future oil and gas sales are covered by physical contract terms or by derivative instruments that qualify, and are accounted for, as cash flow hedges.  If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A.  See Note 9— Supplemental Oil and Gas Disclosures (Unaudited) for a discussion on calculation of estimated future net cash flows.

The Company recorded a $3,920,764 non-cash write-down of the carrying value of its proved oil and gas properties as of December 31, 2008, as a result of the ceiling test limitations, which is reflected as additional DD&A expense in the accompanying statement of consolidated operations.  If oil and gas prices at the end of the first quarter are below year-end levels, additional write-downs of oil and gas properties are likely to occur. No write-down was required during 2007.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation, Depletion and Amortization

DD&A of oil and gas properties is calculated quarterly, using the Units of Production Method (UOP).  The UOP calculation, in simplest terms, multiplies the percentage of estimated proved reserves produced each quarter times the costs of those reserves.  The result is to recognize expense at the same pace that the reservoirs are actually depleting.  The amortization base in the UOP calculation includes the sum of proved property costs net of accumulated DD&A, estimated future development costs (future costs to access and develop reserves) and asset retirement costs which are not already included in oil and gas property, less related salvage value.

Asset Retirement Obligation

The initial estimated retirement obligation of properties is recognized as a liability, with an associated increase in properties and equipment for the asset retirement cost.  Accretion expense is recognized over the estimated productive life of the related assets.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations.   As of December 31, 2008 and 2007 the Company’s estimated asset retirement obligation was not significant.

Capitalized Interest

Interest is capitalized on oil and gas investments in unproved properties and exploration and development activities that are in progress qualify for capitalized interest.  Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualifying costs.  Capitalized interest cannot exceed gross interest expense.  As oil and gas costs excluded are transferred to unproved properties, any associated capitalized interest is also transferred.  Capitalized interest totaled $208,690 in 2008.  No interest was capitalized during 2007.

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.  These accruals are adjusted as additional information becomes available or circumstances change.

Revenue Recognition

The Company recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as crude oil and natural gas is produced and sold from those wells.  Crude oil and natural gas sold by the Company is not significantly different from the Company’s share of production.  The Company recognizes revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and the Company, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is reasonably assured.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The Company uses the liability method for accounting for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not be realized.

The Company’s estimates are based on the information available to it at the time that it prepares the income tax provision.  The Company generally files its annual income tax returns several months after its fiscal year-end.  Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed.  These returns could be subject to material adjustments or differing interpretations of the tax laws.

At Inception (August 17, 2007), the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying FIN 48.  The adoption of FIN 48 therefore had no impact on the Company’s consolidated financial statements.  See Note 6 to the Company’s consolidated financial statement for further discussion.

Earnings Per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period.  Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the Company’s dilutive securities (namely outstanding warrants to acquire shares of the Company’s Common Stock) were exercised.  As the Company realized a net loss for both the year ended December 31, 2008 and for the period from Inception (August 17, 2007) through December 31, 2007, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of SFAS No. 123-R, “Accounting for Stock-Based Compensation,” as amended and revised.  The Company has not granted any type of stock-based awards.  Stock compensation awards granted are valued on the date of grant and are expensed, net of estimated forfeitures, on a straight-line basis over the required service period.

Recently Issued Accounting Standards Not Yet Adopted

In December 2007, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 141, “Business Combinations” (SFAS No. 141(R)).  The revision broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained.  Further, the statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired.  The Company will adopt SFAS No. 141 (R) as of January 1, 2009.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also in December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, sometimes called a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Additionally, the amounts of consolidated net income attributable to both the parent and the noncontrolling interest must be reported separately on the face of the income statement.  The Company will adopt SFAS No. 160 as of January 1, 2009.  Adoption of this standard is not expected to have an effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Company will adopt SFAS No. 161 as of January 1, 2009.  Adoption of this standard is not expected to have an effect on the Company’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (EPS) pursuant to FASB Statement No. 128, “Earnings Per Share.”  This FSP concludes that unvested share-based payment awards that contain rights to receive nonforfeitable dividends or dividend equivalents are participating securities prior to vesting and, therefore, should be included in the earnings allocations in computing basic EPS under the two-class method.  This FSP is effective for financial statements issued beginning after December 15, 2008, with prior-period retrospective allocation.  The Company will adopted FSP EITF Issue No. 03-6-1 as of January 1, 2009.  The Company does not expect the effect of this FSP on its financial statements to be material.

In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements.  The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves.  The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.

3. ACQUISITIONS OF OIL AND GAS PROPERTIES

During September 2007, the Company obtained a 22.5% pre-payout (15% post- payout) working interest in eight oil and gas wells in Gonzales County, Texas.  The Company paid a total of $750,000 to acquire the wells.  The Company will receive 15.75% of the net revenues from the wells until it has recovered its $750,000 cost at which time the net revenue interest will drop to 10.5% of net revenues.  Five of the wells are currently inactive.  The Company believes that the pre-acquisition results of operations for the wells acquired would be immaterial, as adjusted on a pro-forma basis.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2007, the Company purchased a 25% interest in approximately 6,700 acres in Apclark Field in southwestern Borden County, Texas for a total of 6,300,000 shares of the Company's Common Stock.  The Company recorded the acreage as part of Oil and Gas Property and Equipment – Unproved Properties and Properties Under Development based on the fair value of the Company’s common shares at that time, $1,890,000.  The Company believes that the pre-acquisition results of operations for the acreage acquired would be immaterial, as adjusted on a pro-forma basis.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,665 shares (the “Black Pearl Acquisition Shares”) of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.  Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company’s Common Stock, which were cancelled in conjunction with the Merger.

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

The Company allocated the total consideration of $5,552,036 to Oil and Gas Property and Equipment – Unproved Properties and Properties Under Development, based on the closing price per share of the Company’s Common Stock on July 18, 2008, of $1.17, and the $500,000 cancelled note receivable discussed above.  The operations of Black Pearl were combined with the Company as of July 18, 2008.

Subsequent to acquisition closing, the Company made additional payments totaling $900,000 toward the acquisition of two projects under option.  In October 2008, the Company sold 10% of the interest it acquired in one of the projects for $115,000.  As of December 31, 2008, the Company had $1,100,000 of additional payments, accrued as part of the Company’s accrued exploration and development expenditures, required to fully exercise the option for the two projects.

The Company believes that the pre-acquisition results of operations for Black Pearl would be immaterial, as adjusted on a pro-forma basis.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. NOTES PAYABLE

The Company’s notes payable at December 31, 2008 and December 31, 2007, consisted of the following:
	Balance as of
	December 31, 2008	December 31, 2007

December 2007 Secured Promissory Note	$250,000	$250,000
January 2008 Secured Promissory Notes	800,000	-
May 2008 Convertible Note	750,000	-
August 2008 Unsecured Promissory Notes	500,000	-
October 2008 Unsecured Promissory Notes	50,000	-
Total	2,350,000	250,000
Unamortized discount	(250,296)	(22,089)
Balance, net of discount	$2,099,704	$227,911

December 2007 Secured Promissory Note

In December 2007, the Company entered into a 14% Senior Asset Backed Secured Promissory Note and Security Agreement, and a Securities Purchase Agreement, with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") in principal amount of $250,000 (the "December 2007 Note) and the issuance of 74,999 shares (on a post-split adjusted basis) of Common Stock of the Company.  The December 2007 Note matured on December 17, 2008, and interest is payable on a quarterly basis.  The Company's obligations under the December 2007 Note are secured by the Company’s interest in eight oil and gas wells located in Gonzales County, Texas.  The shares issued in conjunction with the December 2007 Note were valued at $22,500, based on the price of the Company’s Common Stock issued in its then most recent private placement offering, and was recorded as a discount to the December 2007 Note and additional paid-in capital.  The Company also incurred $12,500 in issue costs which it has recorded as deferred financing costs as a component of prepaid and other current expenses.  The discount and deferred financing costs are being amortized using the effective interest rate method over the term of the indebtedness.  The Company had an unamortized discount of $22,089, and deferred financing costs of $12,021, at December 31, 2007, on the December 2007 Note.  These balances were fully amortized as of December 31, 2008.  Under the terms of the December 2007 Note, the interest rate will increase to an annual rate of 24%, plus all enforcement costs, if in default.  The Company paid $26,370 in interest on the December 2007 Note during the year ended December 31, 2008.

At December 31, 2008, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to the December 2007 Note.  Pursuant to the terms of the December 2007 Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of April 15, 2009, the Company has not remitted the balance of amount due; however the lender has not, as of April 15, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of its remedies under the December 2007 Note.

January 2008 Secured Promissory Notes

In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 160,000 shares of the Company’s Common Stock.  The January 2008 Notes mature on January 31, 2009, with interest payable on a monthly basis.  The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas.  The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital.  This discount is being amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, the unamortized discount had a balance of $9,862.  Under the terms of the January 2008 Notes, the interest rate will increase to an annual rate of 24%, plus all enforcement costs, if in default.  In addition, if the Company does not repay the January 2008 Notes by July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  The Company paid $92,726 in interest on the January 2008 Notes during the year ended December 31, 2008.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At April 15, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to the January 2008 Notes.  Pursuant to the terms of the January 2008 Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, if the January 2008 Notes are not repaid prior to July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  As of April 15, 2009, the Company has not cured its default; however the lenders have not yet taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

May 2008 Convertible Note

In May 2008, the Company entered into a Securities Purchase Agreement with an accredited investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 375,000 shares of Common Stock of the Company, a Series A Common Stock Purchase Warrant to purchase 750,000 shares of the Company’s Common Stock (the “Series A May Warrant”) and a Series B Common Stock Purchase Warrant to purchase 750,000 shares of the Company’s Common Stock (the “Series B May Warrant”).   The May 2008 Convertible Note matures on May 14, 2009, and interest is payable on a quarterly basis.  The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest.  The May 2008 Convertible Note is convertible into the Company’s Common Stock, at a conversion price of $0.3742 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions.  The Company may require that the holder of the May 2008 Convertible Note convert all or a portion of the May 2008 Convertible Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price.  However, in no event can the holder of the May 2008 Convertible Note convert the May 2008 Convertible Note into such shares which would provide for the holder to own more than 4.9% of the then outstanding shares of the Company’s Common Stock, including the shares for which the holder is entitled upon exercise of the Series A May Warrant and Series B May Warrant.

The Series A May Warrant and Series B May Warrant are exercisable for a period of two years at an exercise price of $0.75 and $1.00 per share, respectively.  In the event that the Company issues securities at a per share price less than the conversion price, then the exercise price associated with the Series A May Warrant and Series B May Warrant and the conversion price for the May 2008 Convertible Note shall be adjusted to equal such price.  However, no adjustment will be made for issuances relating to shares of the Company’s Common Stock or options to employees, officers, consultants or directors of the Company, securities outstanding as of the date of the closing, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non-convertible debt transactions

Pursuant to EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27, “Application of Issue No. 98-5 in Certain Convertible Instruments,” based on relative fair values of the warrant and the debt, the proceeds from the debt were allocated to the common shares issued, the warrants issued and the debt on a relative fair value basis.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital.  Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a  discount to the May 2008 Convertible Note and to additional paid-in capital.  The value of the 375,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital.  The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature is being amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, had an unamortized balance of $240,434.  The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it has recorded as deferred financing costs as a component of prepaid and other current expenses.  The Company also issued 75,000 Series A May Warrants and 75,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation.  The deferred financing costs are being amortized using the effective interest rate method over the term of the indebtedness.  At December 31, 2008, the Company had unamortized deferred financing costs of $51,338.

The Company paid $23,808 in interest on the May 2008 Convertible Note during the year ended December 31, 2008.

As of April 15, 2009, the Company had not made quarterly interest payment due on March 31, 2009, with respect to the May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company has 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the Company will make the scheduled quarterly interest payment within 90 days of March 31, 2009, and if not, that the lender will delay the enforcement of its remedies under the May 2008 Convertible Note.

August 2008 Unsecured Promissory Note

In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 250,000 shares of the Company’s Common Stock.  The August 2008 Notes matured on September 28, 2008.  In the event that the August 2008 Notes were not repaid by September 28, 2008, the Company became required to issue 125,000 shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Shares”).  An entity controlled by the Company’s Chief Financial Officer purchased $50,000 of the August 2008 Notes.

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  As the August 2008 Notes were not repaid by September 28, 2008,the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of December 31, 2008, a total of 500,000 Additional Warrants have been issued.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%,  a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the August 2008 Warrants and the Additional Warrants were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  The Company had accrued and unpaid interest totaling $20,383 associated with the August 2008 Notes at December 31, 2008.

As of April 15, 2009, the Company had not repaid any of the amounts due under the August 2008 Notes.  As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 125,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes.

October 2008 Unsecured Promissory Note

On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 50,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”).  The October 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  The October 2008 Notes matured on November 17, 2008.  In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 12,500 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”).  The Additional October Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of December 31, 2008, a total of 25,000 Additional Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%,  a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the October 2008 Warrants and the Additional October Warrants were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  .  The Company had accrued and unpaid interest totaling $1,233 associated with the October 2008 Notes at December 31, 2008.

As of April 15, 2009, the Company had not repaid any of the amounts due under the October 2008 Notes.  As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 12,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. CAPITAL STOCK

Common Stock

The Company has authorized 60,000,000 shares of Common Stock, with a par value of $.001 per share.  As of December 31, 2008, the Company had 36,100,317 shares of Common Stock issued and outstanding.  Prior to entering into the PWI Agreement, NFA had 10,231,419 shares of common stock outstanding (pre-forward stock split).

In September 2007, PWI issued LLC membership interests for gross proceeds of $950,000.  PWI incurred transaction costs of $76,000, resulting in net proceeds of $874,000.

In connection with the PWI Agreement, NFA acquired 100% interest in PWI and other assets and issued a total 10,766,676 shares of NFA common stock.  Immediately following the acquisition of PWI, two former affiliated shareholders of NFA, cancelled 6,180,000 (pre-forward split) unregistered shares of NFA common stock held by them.  The acquisition of PWI was accounted for as a reverse merger and, therefore, the historical financial statements presented herein are those of PWI.  Effective January 10, 2008, the Company implemented a forward split of the issued and outstanding common shares of the Company, whereby every share of the Company’s Common Stock held was exchanged for 2.1 shares of the Company’s Common Stock.  Unless otherwise indicated, all share amounts reflected throughout this annual report reflect the 2.1 for 1 forward stock split.

Concurrent with entering into the PWI Agreement, the Company purchased a 25% interest in approximately 6,700 acres in the Apclark Field in southwestern Borden County, Texas for a total of 6,300,000 shares of the Company's Common Stock and recorded such acquisition based on the fair value of the Company’s common shares at that time, $1,890,000.

In connection with the issuance of the December 2007 Note, the Company issued 74,999 shares of Common Stock, with such shares valued at $22,500, based on the price of the Company’s Common Stock issued in its then most recent private placement offering, and was recorded as a discount to the December 2007 Note.

In connection with the issuance of the January 2008 Note, the Company issued 160,000 shares of Common Stock, with such shares valued at $120,000, based on the fair market value of the Company’s Common Stock on the date of issue, and was recorded as a discount to the January 2008 Note.

In connection with the issuance of the May 2008 Convertible Note, the Company issued 375,000 shares of Common Stock, with such shares valued at $99,462, based on the fair market value of the Company’s Common Stock on the date of issue, and was recorded as a discount to the May 2008 Convertible Note.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008.  Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”).  In consideration for the Merger, the Company issued an aggregate of 7,024,665 (the “Black Pearl Acquisition Shares”) shares of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger.  Prior to the Merger Agreement, Black Pearl owned 2,709,000 shares of the Company, which were cancelled in conjunction with the Merger.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commencing June 30, 2008, through August 8, 2008, the Company, entered into and closed a Securities Purchase Agreement (the "June 2008 Purchase Agreement") with several accredited investors (the “June 2008 Investors”) providing for the sale by the Company to the June 2008 Investors of 4,124,998 units with each unit consisting of one share of the Company’s Common Stock, a warrant to purchase one-half of one share of the Company’s Common Stock at an exercise price of $1.00 per common share (the “Series A June Warrant”) and a warrant to purchase one-half of one share of the Company’s Common Stock at an exercise price of $2.00 per common share (the “Series B June Warrant”).  The per unit purchase price for the units was $0.60 resulting in gross proceeds of $2,474,999 to the Company and the issuance of 4,124,998 shares of Common Stock, Series A June Warrants to purchase 2,062,499 shares of the Company’s Common Stock and Series B June Warrants to purchase 2,062,499 shares of the Company’s Common Stock.  The Company incurred transaction costs totaling $286,506 in the issuance of the units, thereby realizing $2,188,493 in net proceeds.  The Company also issued 206,249 Series A June Warrants and 206,249 Series B June Warrants to its investment banking firm as additional compensation.

The Series A June Warrants are exercisable for a period of two years at an exercise price of $1.00 per share.  The Series B June Warrants are exercisable for a period of two years and had an original exercise price of $2.00 per share.  In the event that the Company issues securities at a per share price less than the exercise price, then the exercise price associated with the Series A June Warrants and Series B June Warrants shall be adjusted to equal such price.  Further, if the Company issues securities at a price less than $0.60, then the June 2008 Investors will be entitled to receive additional shares of Common Stock to reflect the issuance of the additional shares.  As a result of the Company entering into the August 2008 Notes and agreeing to issue the August 2008 Warrants with an exercise price of $1.00 per share, the exercise price of the Series B June Warrants was reduced to $1.00 per share as well.

During 2008, the Company issued an aggregate of 1,475,000 common shares for consulting and legal services.  The Company recognized expenses totaling $568,500 based on the fair value of the Company’s Common Stock at date of issuance.

As of December 31, 2008, the Company had the following dilutive securities outstanding:

	Number	Exercise	Expiration
Common Shares issuable:	of Shares	Price	Date

In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	2,004,276	-	-
Upon exercise of the Series A May Warrants	825,000	$0.75	May 14, 2010
Upon exercise of the Series B May Warrants	825,000	$1.00	May 14, 2010

In connection with the June 2008 Unit Offering:
Upon exercise of the Series A June Warrants	2,268,749	$1.00	June 30, 2010
Upon exercise of the Series B June Warrants	2,268,749	$1.00	June 30, 2010

In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	500,000	$1.00	August 28, 2011
Upon exercise of the Penalty Warrants (9/08)	125,000	$1.00	September 30, 2011
Upon exercise of the Penalty Warrants (10/08)	125,000	$1.00	October 31, 2011
Upon exercise of the Penalty Warrants (11/08)	125,000	$1.00	November 30, 2011
Upon exercise of the Penalty Warrants (12/08)	125,000	$1.00	December 31, 2011

In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	50,000	$1.00	October 17, 2011
Upon exercise of the Penalty Warrants (11/08)	12,500	$1.00	November 17, 2011
Upon exercise of the Penalty Warrants (12/08)	12,500	$1.00	December 17, 2011

Total dilutive securities at December 31, 2008	9,266,774

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock-Series A, with a par value of $0.001 per share, 5,000,000 shares of Preferred Stock-Series B, with a par value of $0.001 per share and 5,000,000 shares of Preferred Stock-Series C, with a par value of $0.001 per share.  As of December 31, 2008 and 2007 the Company has no Preferred Stock issued and outstanding.

6. INCOME TAXES

The Company’s net loss before income taxes totaled $6,865,407 for the year ended December 31, 2008, and $197,245 for the period from Inception (August 17, 2007) through December 31, 2007.

The total provision for income taxes, which consist solely of U.S. Federal taxes, consist of the following:

For the Period
from Inception
	For the Year Ended	(August 17, 2007) to
	December 31, 2008	December 31, 2007

Current taxes	$-	$-

Deferred taxes	-	-

Total	$-	$-

A reconciliation of the tax on the Company’s Operating Loss and total tax expense is shown below:

		For the Period
		from Inception
	For the Year Ended	(August 17, 2007) to
	December 31, 2008	December 31, 2007

Income tax benefit at U.S. statutory rate	$(2,402,892)	$(69,036)

Implied interest expense associated with
outstanding debt instruments	148,975	-

50% limitation of meals and entertainment	5,322	435

Increase in valuation allowance	2,248,595	68,601
	$-	$-

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net deferred tax assets and liabilities recognized are as follows:
	December 31, 2008	December 31, 2007

Deferred noncurrent tax asset:
Net operating loss carryforwards	$1,698,528	$68,601
Gross deferred noncurrent tax asset	1,698,528	68,601
Book-tax differences in property basis	-	-
Valuation allowance	(2,317,196)	(68,601)
Deferred noncurrent tax asset	$(618,668)	$-

Deferred noncurrent tax liability:
Book-tax differences in property basis	$618,668	$-
Deferred noncurrent tax liability	$618,668	$-

Net noncurrent tax asset	$-	$-

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.  As of December 31, 2008 and 2007 the Company had net operating loss carryforwards of approximately $4.9 million and $196,000, respectively, which expire at various dates through 2028.  The tax benefits of carryforwards are recorded as assets to the extent that management assesses the utilization of such carryforwards to be “more likely than not.”  When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.  At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years.  The Company had no uncertain tax positions as of December 31, 2008.

7. COMMITMENTS AND CONTINGENCIES

The Company leases corporate office space in Houston, Texas.  During 2008 and 2007, the Company sublet its office space from a company majority owned by Mr. Teague and Mr. Wiseman, executive officers and directors of the Company.  The sublease was on a month-to-month basis and total payments during the years ended December 31, 2008 and 2007 were $40,261 and $11,734, respectively.

In November 2008, the Company entered into a 38- month lease agreement for its corporate office.  As of December 31, 2008, future minimum lease payments for this lease, the Company’s only non-cancelable operating lease, was as follows:

2009	$67,180
2010	103,790
2011	108,321
2012	36,610
Total	$315,901

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. SUBSEQUENT EVENTS

On February 2, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $285,000.  The promissory note is due on May 3, 2009, and bears interest at 14% per annum.  The Company incurred $23,850 of issue costs associated with the note.  The net proceeds were used to reduce the principal amount due on the December 2007 Note ($125,000) and general corporate purposes.

9.  SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities:

	2008	2007

Crude oil and natural gas production revenues	$229,579	$26,664

Operating cost:
Depreciation, depletion and amortization
Recurring (1)	397,671	5,627
Additional (2)	3,920,764	-
Lease operating expenses	71,760	7,938
Production taxes	10,584	1,229

Results of operations	$(4,171,200)	$11,870

Barrels of oil produced	3,197	320

Recurring DD&A per barrel of oil	$124.39	$17.58

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on the Company's Statements of Consolidated Operations.
(2)	This amount reflects the charge associate with the required ceiling test limitation. See Note 2.

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	2008	2007

Acquisitions
Proved	$-	$750,000
Unproved (1)	7,759,502	1,890,000

Exploration	-	-
Development	2,256,670	-
Costs incurred	$10,016,172	$2,640,000

(1)	2008 Unproved property acquisition is gross of $115,000 received by the Company for the sale of 10% of it's interest in Goodnorth field and includes $208,690 of capitalized interest.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization relating to the Company’s oil and gas production, exploration and development activities:

	2008	2007

Proved properties	$4,941,803	$750,000
Unproved properties	7,599,369	1,890,000
	12,541,172	2,640,000
Accumulated DD&A	(4,324,062)	(5,627)
	$8,217,110	$2,634,373

Costs Not Being Amortized

As of December 31, 2008, the Company has $7,599,369 of property acquisition costs not being amortized, all of which was incurred during 2008 and consisted of $7,501,462 of property acquisition costs and $97,907 of capitalized interest.  The majority of the evaluation activities with respect to these costs are expected to be completed within one to three years.

Oil and Gas Reserve Information

The estimate of reserves disclosed in this Annual Report on Form 10-K were based on estimates made by Forrest A. Garb & Associates, Inc. (“Garb”) and Joe C. Neal & Associates, (“Neal”) independent petroleum engineers.  Garb and Neal were engaged by and provided their reports to our senior management team.  We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review the reserve reports provided by the independent engineers to ensure completeness and accuracy.  Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures.  Accordingly, these estimates will change, as future information becomes available.   All of the Company’s oil and gas reserves are located in the United States.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Natural
	Crude Oil	Gas
Proved developed	(bbl)	(mcf)
reserves
December 31, 2007	537,037	618,855
December 31, 2008	34,488	12,019

Total proved reserves
Balance December 31, 2006	-	-
Extensions, discoveries and
other additions	-	-
Purchases of minerals in-place	537,357	618,855
Revisions of previous estimates	-	-
Production	(320)	-
Sales of properties	-	-
Balance December 31, 2007	537,037	618,855
Extensions, discoveries and
other additions	-	-
Purchases of minerals in-place	-	-
Revisions of previous estimates	(499,352)	(606,836)
Production	(3,197)	-
Sales of properties	-	-
Balance December 31, 2008	34,488	12,019

As of December 31, 2008 and 2007, on a barrel of equivalent basis 0% and 95% percent of our estimated reserves, respectively, were classified as proved undeveloped.  These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons.  These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data.  Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores.  It should be noted that additional capital may have to be spent to access these reserves.  The capital and economic impact of production timing are reflected in this Note 9, under “Future Net Cash Flows.”

Future Net Cash Flows

The following information has been developed utilizing procedures prescribed by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities—an amendment of FASB Statements 19, 25, 33, and 39,” and based on oil and natural gas reserve and production volumes estimated by the Company’s independent reserve engineers.  It may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance.  Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are computed by applying year-end prices to year-end quantities of proved oil and natural gas reserves.  Operating costs, production and ad valorem taxes and future development costs are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved reserves based on current costs with no escalation and assuming continuation of existing economic conditions.  It is expected that material revisions to some estimates of oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.  Additionally, capital funding constraints may impact the Company’s ability to develop the properties.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management does not rely upon the following information in making investment and operating decisions.  Such decision are based upon a wide range of factors, including estimates of probable as well as proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth unaudited information concerning future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS No. 69. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities.  This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

2008
Cash inflows	$1,513,883
Production costs	(545,603)
Development costs	-
Income tax expense	(19,100)
Net cash flows	949,180
10 percent discount rate	(343,630)
Discounted future net cash flows (1)	$605,550

2007
Cash inflows	$50,285,181
Production costs	(8,327,995)
Development costs	(11,019,875)
Income tax expense	(12,374,924)
Net cash flows	18,562,387
10 percent discount rate	(7,134,480)
Discounted future net cash flows (1)	$11,427,907

(1)	Estimated future net cash flows before income tax expense discounted at 10 percent per annum, totaled approximately $617,742 and $19,046,504 as of December 31, 2008 and 2007, respectively.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the principal changes in the discounted future net cash flows:

	2008	2007

Sales, net of production costs	$(147,235)	$(17,497)
Net change in prices and production costs	(947,784)	-
Discoveries and improved recoveries,	-	-
net of related costs	-	-
Development costs incurred	2,256,670	-
Change in future development costs	5,413,205	-
Revision of quantities	(24,172,676)	-
Purchases of minerals in-place	-	11,445,404
Accretion of discount	1,904,650	-
Change in income taxes	7,616,584	-
Sales of properties	-	-
Change in timing and other	(2,745,771)	-
	$(10,822,357)	$11,427,907