Form 10-K/A
period 2008-12-31
BONANZA OIL & GAS, INC.
filed 2009-04-29
CIK 1214605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A
Amendment No. 1

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

EXPLANATORY NOTE

Bonanza Oil and Gas, Inc. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009 (the “Original 10-K”).

This Amendment is being filed to amend the Original 10-K to include the information required by Items 10 through 14 of Part III of Form 10-K.  In addition, on the cover page, the reference in the Original 10-K to the incorporation by reference of the definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders has been deleted.  The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934 required to be filed with this Amendment.   Except for the addition of the Part III information and the update to the cover page, no other changes have been made to the Original 10-K.  This Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

BONANZA OIL & GAS, INC.

TABLE OF CONTENTS

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Names	Ages	Titles

William Wiseman	55	Chairman of the Board, Chief Executive Officer and President

Robert Teague	61	Director and Vice President, Operations

G. Wade Stubblefield	42	Chief Financial Officer

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Currently there are two directors on our Board of Directors.  Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Set forth below is a biographical description of each executive officer and director.

William Wiseman, Chairman of the Board, Chief Executive Officer and President

Mr. Wiseman joined the Company as Chairman of the Board, Chief Executive Officer and President in August 2007.  Mr. Wiseman has over 30 years as a financial, marketing and sales professional with geophysical projects along the Texas and Gulf Coast area, with worldwide experience in identifying, developing, acquiring and marketing oil and gas properties.  Since January 2001, Mr. Wiseman has been president of United Production and Exploration, Ltd.  Also since August 2004, Mr. Wiseman has been founder, partner and president of Global Production, Inc.  From November 1993 to November 2000, Mr. Wiseman was vice president of administration and marketing for Seismic Ventures Incorporated.  Mr. Wiseman's previous experience including founder of two seismic companies: Seis Scan and Alliance Research Company where he was directly responsible for the acquisition of 20,000 miles of 2D seismic data in the Gulf Coast, as well as Chief Financial Officer and Vice President of Continental/Seiscan Seismic Services, Inc.  Mr. Wiseman studied marketing at Texas Tech University.

Robert Teague, Director and Vice President, Operations

Mr. Teague joined the Company as a Director and as Vice President, Operations in August 2007.  Mr. Teague has over 30 years experience in the evaluation, leasing, acquisition and marketing of oil and gas properties.  Since January 2001, Mr. Teague has been founder, vice president and partner of United Production and Exploration, Ltd.  Also, since August 2004, Mr. Teague has been founder, vice president and partner of Global Production, Inc.  Mr. Teague's previous experience including founder and owner of Teague Interest, Inc., an oil and gas brokering firm, an officer for American Crude, Inc., general manager and partner of BLD and Associates and a landman for Pennzoil Producing, Inc.  Mr. Teague studied business administration and accounting at Texas Christian University and attended the University of Texas for Petroleum Land Management.

G. Wade Stubblefield, Chief Financial Officer

Mr. Stubblefield joined the Company as Chief Financial Officer in August 2008.  Mr. Stubblefield has over 20 years of finance and accounting experience across a range of enterprises in the energy, and other industries.  Mr. Stubblefield began his career in public accounting at Arthur Andersen and has subsequently held controllership and CFO positions in companies ranging in size from small-cap oil and gas exploration and production companies to multi-billion dollar NYSE-listed enterprises.  Since September 2006, Mr. Stubblefield was Chief Financial Officer of Standard Renewable Energy Group, LLC, a private equity fund focused on the renewable energy sector, and as CFO of several of its portfolio companies.  From April 2004 until September 2006, Mr. Stubblefield was Vice President and Corporate Controller of Group 1 Automotive, Inc., a Fortune 500 company.  From August of 1999 to April of 2004, Mr. Stubblefield held several positions at Enron Corp., with the last three years as the senior financial executive retained to assist in the reorganization/liquidation of that company’s wholesale trading and retail services divisions.  Prior to Enron, Mr. Stubblefield served in senior finance and accounting roles in various publicly-traded oil and natural gas exploration and production companies.  Mr. Stubblefield also currently serves as Chief Financial Officer of two private companies.  Mr. Stubblefield holds a Bachelor of Business Administration degree with a concentration in Accounting, from Texas A&M University, awarded in 1988.  He is a Certified Public Accountant.

Audit Committee

We do not have an Audit Committee, as our Board of Directors during 2008 performed the same functions as an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.  We do not currently have a written audit committee charter or similar document.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  Our Board of Directors performed some of the functions associated with a Nominating Committee.  We have elected not to have a Nominating Committee at this time; however, our Board of Directors intends to continually evaluate the need for a Nominating Committee.

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

       Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC.  Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2008, the officers and directors filed all of their respective Section 16(a) reports on a timely basis except that Robert Teague, a Director and Vice President of Operations, and William Wiseman, the Chairman of the Board of Directors, Chief Executive Officer and President, failed to file Form 4s.   Mr. Teague failed to file a Form 4 relating to the transfer of 699,000 shares on September 23, 2008, and 1,150,000 shares of common stock on March 12, 2009.  Mr. Wiseman failed to file a Form 4 relating to the transfer of 533,000 shares on September 23, 2008, and 1,150,000 shares of common stock on March 12, 2009.  Each of the parties are currently working to update all filings.

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
(2)
Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Securities and Exchange Commission and in other public communications made by the Company;

(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

ITEM 11.                      EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers, the only employees of the Company, for the last two fiscal years:

Summary Compensation Table

							Non-Equity	Non-Qualified
							Incentive Plan	Deferred	All Other
Name and Principal					Stock	Stock	Compensation	Compensation	Compensation
Position	Year	Salary ($)		Bonus ($)	Awards ($)	Options ($)	($)	Earnings ($)	($) (4)	Total ($)

William Wiseman, Chairman of the Board,	2008	$140,000	(1)	$-	$-	$-	$-	$-	$5,516	$145,516
Chief Executive Officer and President	2007	$30,000		$-	$-	$-	$-	$-	$-	$30,000

Robert Teague, Director and Vice President,	2008	$140,000	(1)	$-	$-	$-	$-	$-	$1,461	$141,461
Operations	2007	$30,000		$-	$-	$-	$-	$-	$-	$30,000

G. Wade Stubblefield, Chief Financial Officer (2)	2008	$27,000		$-	$-	$-	$-	$-	$-	$27,000

Ran Furman, Former Director and Chief Financial	2008	$54,000		$-	$-	$-	$-	$-	$-	$54,000
Officer (3)	2007	$18,000		$-	$-	$-	$-	$-	$-	$18,000

(1)	Mr. Wiseman and Mr. Teague's salaries were each $120,000 per year effective October 1, 2007. Effective September 1, 2008, each of their annual salaries were increased to $180,000 per year.

(2)	Mr. Stubblefield's employment with the Company began August 18, 2008.

(3)	Mr. Furman resigned as a Director and Chief Financial Officer effective August 18, 2008. Mr. Furman assisted with the transition to Mr. Stubblefield until September 30, 2008.

(4)	All Other Compensation consists of, for the periods presented, the value of health benefits provided by the Company to Mr. Wiseman and Mr. Teague.

Equity Compensation Plan Information

The Company did not issue any equity compensation during the two years ended December 31, 2008 and 2007, and did not have any equity awards outstanding at the end of either period.

Director Compensation

Directors currently serve without cash compensation and without other fixed remuneration although we may consider providing cash and or stock options to our Directors in the future.

Employment and Other Agreements

On February 6, 2009, the Company and G. Wade Stubblefield, the Company’s Chief Financial Officer and Senior Vice President, entered into an Executive Employment Agreement for a term of five years.  Pursuant to the agreement, the parties agreed that Mr. Stubblefield shall receive:

-	An annual salary of $72,000;
-	A signing bonus consisting of 500,000 shares of common stock; and
-	A bonus as established by the Company’s Compensation Committee, or Board of Directors in lieu thereof.

If Mr. Stubblefield is terminated for something other than cause or his disability, then Mr. Stubblefield shall be entitled to receive severance representing 24 months of his then base salary.  If Mr. Stubblefield is terminated for cause or is disabled for a period of six consecutive months or six months aggregate during any 12 month period, the Company shall not be required to make any further payments to Mr. Stubblefield.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2009:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group

		Shares Beneficially Owned
Name and Address of Beneficial Owner	Title of Class	Number		%

Lucas Energy, Inc.	Common Stock	3,666,700		10.0%
6800 West Loop South, #415
Houston, TX 77401

Robert Teague	Common Stock	2,698,501		7.4%
3000 Richmond Ave., #400
Houston, TX 77098

William Wiseman	Common Stock	2,624,501		7.2%
3000 Richmond Ave., #400
Houston, TX 77098

G. Wade Stubblefield	Common Stock	637,500	(2)	1.7%
3000 Richmond Ave., #400
Houston, TX 77098

All directors and executive officers as a group (3 persons)		5,960,502		16.3%

(1)
Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of March 31, 2009, and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants, options or convertible securities are currently exercisable or convertible within 60 days of March 31, 2009, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Unless otherwise indicated, the persons in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 36,676,017 shares of Common Stock outstanding as of March 31, 2009. All information is based upon information furnished by the persons listed or otherwise available to the Company.

(2)	Includes 137,500 shares issuable upon the exercise of exercisable warrants outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2008 and 2007, the Company sublet its office space from a company majority owned by Mr. Wiseman and Mr. Teague, executive officers and directors of the Company.  The sublease was on a month-to-month basis and total payments during the years ended December 31, 2008 and 2007 were $40,261 and $11,734, respectively.

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

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.

As of April 15, 2009, the Company had not repaid any of the amounts due under the August 2008 Notes.  As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 125,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes.  As a participant in the above transaction, the entity controlled by the Company’s Chief Financial Officer has acquired warrants to acquire shares of the Company’s Common Stock for an aggregate of 137,500 shares.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Fees

The aggregate fees billed by RBSM, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB and 10-Q through the second quarter of 2008, totaled $66,127.

The aggregate fees billed by Weaver and Tidwell, for professional services rendered for the audits of our annual financial statements for the years ended December 31, 2008 and 2007, and for the review of the financial statements included in our Quarterly Report on Form 10-Q for the third quarter of 2008, totaled $74,500.

Audit Related Fees

None

Tax Fees

None

The Company’s Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

1.	Financial Statements

See “Index to the Consolidated Financial Statements” set forth on Page F-1 of the Original 10-K.

2.	Financial Statement Schedules

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

14.1*	Code of Ethics and Business Conduct for Officers, Directors and Employees of Bonanza Oil & Gas, Inc.
23.1	Consent of Joe C. Neil & Associates (filed as exhibit 23.1 to the Original 10-K)
23.2	Consent of Forrest A. Garb & Associates Inc. (filed as exhibit 23.2 to the Original 10-K)
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith

(b)	See (a) 3. above
(c)	See (a) 2. above

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BONANZA OIL & GAS, INC.

By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ G. Wade Stubblefield
G. Wade Stubblefield
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Wiseman	Chairman of the Board, Chief Executive Officer and President	April 29, 2009
William Wiseman	(principal executive officer)

/s/ Robert Teague	Vice President – Operations and Director	April 29, 2009
Robert Teague

/s/ G. Wade Stubblefield	Chief Financial Officer (principal financial officer)	April 29, 2009
G. Wade Stubblefield