Form 10-Q
period 2009-03-31
BONANZA OIL & GAS, INC.
filed 2009-06-11
CIK 1214605

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

BONANZA OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-52411	76-0720654
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3417 Mercer Suite D Houston, TX 77027 (Address of Principal Executive Offices)	(713) 333-5808 (Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act) Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	36,676,017 (Outstanding at June 10, 2009)

BONANZA OIL & GAS, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,158	$3,881
Accounts receivable	1,614	5,068
Drilling advances	-	395,350
Other	191,084	152,900
	198,856	557,199
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	5,047,993	4,941,803
Unproved properties and properties under development	8,048,774	7,599,369
Other	11,679	11,679
	13,108,446	12,552,851
Less: Accumulated depreciation, depletion and amortization	(4,357,754)	(4,325,679)
	8,750,692	8,227,172

	$8,949,548	$8,784,371

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$261,720	$138,389
Accrued operating expenses	142,989	52,224
Accrued exploration and development expenditures	1,620,671	1,558,408
Notes payable, net of $80,147 and $250,296 of
unamortized discount, respectively	2,458,104	2,099,704
	4,483,484	3,848,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 60,000,000 shares authorized;
36,676,017 and 36,100,317 issued and outstanding, respectively	36,676	36,100
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	12,084,448	11,962,198
Accumulated deficit	(7,655,060)	(7,062,652)
	4,466,064	4,935,646

	$8,949,548	$8,784,371

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
REVENUES:
Crude oil sales	$59,477	$19,394
	59,477	19,394
OPERATING EXPENSES:
Depreciation, depletion and amortization	32,075	3,383
Lease operating expenses	33,344	4,667
Severance and other taxes	2,628	815
General and administrative	323,405	237,624
Financing costs, net	260,433	52,092
	651,885	298,581

OPERATING LOSS	(592,408)	(279,187)

Provision for income taxes	-	-

NET LOSS	$(592,408)	$(279,187)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding - basic and fully diluted	36,452,798	25,755,148

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(Unaudited)

					Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2007	25,649,654	$25,650	$2,760,950	$(197,245)	$2,589,355

Common shares issued with the
January 2008 Notes	160,000	160	119,840	-	120,000
Common shares issued for
consulting services - April 9, 2008	75,000	75	52,425	-	52,500
Common shares issued for
consulting services - May 7, 2008	600,000	600	155,400	-	156,000
Common shares issued for
consulting services - May 15, 2008	800,000	800	359,200	-	360,000
Common shares issued with the
May 2008 Convertible Note	375,000	375	99,087	-	99,462
Fair value of beneficial conversion feature
of the May 2008 Convertible Note	-	-	305,576	-	305,576
Fair value of warrants to acquire common shares
issued with the May 2008 Convertible Note	-	-	278,844	-	278,844
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	569,606	-	569,606
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	29,180	-	29,180
Common shares issued in the acquisition of
Black Pearl Energy, Inc.	7,024,665	7,024	8,211,834	-	8,218,858
Common shares retired in the acquisition of
Black Pearl Energy, Inc.	(2,709,000)	(2,709)	(3,164,113)	-	(3,166,822)
Equity offerings, net	4,124,998	4,125	2,184,368	-	2,188,493
Net loss	-	-	-	(6,865,407)	(6,865,407)

BALANCE AT DECEMBER 31, 2008	36,100,317	$36,100	$11,962,198	$(7,062,652)	$4,935,646

Common shares issued for
consulting services - January 21, 2009	75,700	76	15,821	-	15,897
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	38,118	-	38,118
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	3,811	-	3,811
Stock Compensation	500,000	500	64,500	-	65,000
Net loss	-	-	-	(592,408)	(592,408)

BALANCE AT MARCH 31, 2009	36,676,017	$36,676	$12,084,448	$(7,655,060)	$4,466,064

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(592,408)	$(279,187)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	32,075	3,383
Stock-based compensation	65,000	-
Fair value of shares issued for consulting services	15,897	-
Amortization of deferred financing costs	260,058	25,513
Changes in operating assets and liabilities:
Accounts receivable	3,454	(8,425)
Other current assets	(27,750)	-
Accounts payable and accrued expenses	131,644	26,123
Net cash provided by (used in) operating activities	(112,030)	(232,593)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	(13,969)	(589,692)
Additions to other property and equipment	-	(2,432)
Net cash provided by (used in) investing activities	(13,969)	(592,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	285,000	800,000
Repayment of notes payable	(132,874)	-
Debt issue costs	(23,850)	-
Net cash provided by (used in) financing activities	128,276	800,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,277	(24,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,881	154,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,158	$129,640

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash exploration and development activities	$62,263	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

1.  BASIS OF PRESENTATION

Bonanza Oil and Gas, Inc. (“Bonanza” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K.  These financial statements should be read together with the financial statements and notes in the Company’s 2008 Form 10-K filed with the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation.  All such adjustments are of a normal recurring nature.  The results of operations for the interim periods are not necessarily indicative of the results of the entire year.

Going Concern

The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $7,655,060 at March 31, 2009.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  The Company evaluates its estimates and assumptions on a regular basis.  Actual results may differ from these estimates and assumptions used in preparation of its financial statements and changes in these estimates are recorded when known.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

2.  NOTES PAYABLE

The Company’s notes payable at March 31, 2009 and December 31, 2008, consisted of the following:

	Balance as of
	March 31, 2009	December 31, 2008

December 2007 Secured Promissory Note	$125,000	$250,000
January 2008 Secured Promissory Notes	800,000	800,000
May 2008 Convertible Note	750,000	750,000
August 2008 Unsecured Promissory Notes	500,000	500,000
October 2008 Unsecured Promissory Notes	50,000	50,000
February 2009 Unsecured Promissory Note	285,000	-
Insurance Financing	28,251	-
Total	2,538,251	2,350,000
Unamortized discount	(80,147)	(250,296)
Balance, net of discount	$2,458,104	$2,099,704

December 2007 Secured Promissory Note

In December 2007, the Company entered into a 14% Senior Asset Backed Secured Promissory Note and Security Agreement, and a Securities Purchase Agreement, with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") in principal amount of $250,000 (the "December 2007 Note) and the issuance of 74,999 shares (on a post-split adjusted basis) of Common Stock of the Company.  The December 2007 Note matured on December 17, 2008, and interest was payable on a quarterly basis.  The Company's obligations under the December 2007 Note are secured by the Company’s interest in eight oil and gas wells located in Gonzales County, Texas.  The shares issued in conjunction with the December 2007 Note were valued at $22,500, based on the price of the Company’s Common Stock issued in its then most recent private placement offering, and was recorded as a discount to the December 2007 Note and additional paid-in capital.  The Company also incurred $12,500 in issue costs which it recorded as deferred financing costs as a component of prepaid and other current expenses.  The discount and deferred financing costs were amortized using the effective interest rate method over the term of the indebtedness.  These balances were fully amortized as of December 31, 2008.  Under the terms of the December 2007 Note, the interest rate increased to an annual rate of 24%, plus all enforcement costs, if in default.

At December 31, 2008, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to the December 2007 Note.  Pursuant to the terms of the December 2007 Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due; however the lender has not, as of June 10, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of its remedies under the December 2007 Note.  The Company has a total of $20,459 in accrued and unpaid interest on the December 2007 Note at March 31, 2009.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

January 2008 Secured Promissory Notes

In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 160,000 shares of the Company’s Common Stock.  The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis.  The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas.  The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness.   These balances were fully amortized as of March 31, 2009.  Under the terms of the January 2008 Notes, the interest rate increased to an annual rate of 24%, plus all enforcement costs, if in default.  In addition, if the Company does not repay the January 2008 Notes by July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.

At June 10, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to the January 2008 Notes.  Pursuant to the terms of the January 2008 Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, if the January 2008 Notes are not repaid prior to July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  As of June 10, 2009, the Company has not cured its default; however the lenders have not yet taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes. The Company has a total of $56,885 in accrued and unpaid interest on the January 2008 Notes at March 31, 2009.

May 2008 Convertible Note

In May 2008, the Company entered into a Securities Purchase Agreement with an accredited investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 375,000 shares of Common Stock of the Company, a Series A Common Stock Purchase Warrant to purchase 750,000 shares of the Company’s Common Stock (the “Series A May Warrant”) and a Series B Common Stock Purchase Warrant to purchase 750,000 shares of the Company’s Common Stock (the “Series B May Warrant”).   The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis.  The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest.  The May 2008 Convertible Note is convertible into the Company’s Common Stock, at a conversion price of $0.3742 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions.  The Company may require that the holder of the May 2008 Convertible Note convert all or a portion of the May 2008 Convertible Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price.  However, in no event can the holder of the May 2008 Convertible Note convert the May 2008 Convertible Note into such shares which would provide for the holder to own more than 4.9% of the then outstanding shares of the Company’s Common Stock, including the shares for which the holder is entitled upon exercise of the Series A May Warrant and Series B May Warrant.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

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

The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital.  Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a  discount to the May 2008 Convertible Note and to additional paid-in capital.  The value of the 375,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital.  The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature is being amortized using the effective interest rate method over the term of the indebtedness and as of March 31, 2009, had an unamortized balance of $80,147.  The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it has recorded as deferred financing costs as a component of prepaid and other current expenses.  The Company also issued 75,000 Series A May Warrants and 75,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation.  The deferred financing costs are being amortized using the effective interest rate method over the term of the indebtedness.  At March 31, 2009, the Company had unamortized deferred financing costs of $18,464.

As of June 10, 2009, the Company had not made the quarterly interest payment due on March 31, 2009, with respect to the May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company has 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the Company will make the scheduled quarterly interest payment within 90 days of March 31, 2009, and if not, that the lender will delay the enforcement of its remedies under the May 2008 Convertible Note.  The Company has a total of $13,233 in accrued and unpaid interest on the May 2008 Convertible Note at March 31, 2009.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  As the August 2008 Notes were not repaid by September 28, 2008,the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of March 31, 2009, a total of 875,000 Additional Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%, a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the 1,000,000 August 2008 Warrants and the Additional Warrants issued during 2008 were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  Using the Black Scholes pricing model, with volatility ranging from 187.24% to 223.5%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 375,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $38,118, with such value recorded as additional interest expense and to additional paid-in capital.

As of June 10, 2009, the Company had not repaid any of the amounts due under the August 2008 Notes.  As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 125,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. The Company has a total of $35,178 in accrued and unpaid interest on the August 2008 Notes at March 31, 2009.

October 2008 Unsecured Promissory Note

On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 50,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”).  The October 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  The October 2008 Notes matured on November 17, 2008.  In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 12,500 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”).  The Additional October Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of March 31, 2009, a total of 62,500 Additional October Warrants have been issued.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%, a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the 75,000 October 2008 Warrants and the Additional October Warrants were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  Using the Black Scholes pricing model, with volatility ranging from 187.24% to 223.5%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 37,500 Additional October Warrants issued during 2009 were determined to have an aggregate fair value of $3,811, with such value recorded as additional interest expense and to additional paid-in capital.

As of June 10, 2009, the Company had not repaid any of the amounts due under the October 2008 Notes.  As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 12,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes. The Company has a total of $2,712 in accrued and unpaid interest on the October 2008 Note at March 31, 2009.

February 2009 Unsecured Promissory Note

On February 2, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $285,000 (the “February 2009 Note”).  The February 2009 Note is due on May 3, 2009, and bears interest at 14% per annum.  The Company incurred issue costs of $23,850 associated with the February 2009 Note which it recorded as deferred financing costs as a component of prepaid and other current expenses.  The deferred financing cost was amortized using the effective interest rate method over the term of the indebtedness.  At March 31, 2009, the Company had unamortized deferred financing costs of $8,745.  The net proceeds were used to reduce the principal amount due on the December 2007 Note ($125,000) and for general corporate purposes. The Company has a total of $6,207 in accrued and unpaid interest on the February 2009 Note at March 31, 2009.

3.  EQUITY TRANSACTIONS

In January 2009, the Company issued 75,700 of its common shares to a consultant for prospect evaluation.  The value of these shares was determined to be $15,897, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as general and administrative expense, common stock and additional paid-in capital.

On February 6, 2009, the Company issued 500,000 restricted shares of Common Stock to its Chief Financial Officer pursuant to the terms of an Executive Employment Agreement entered into as of February 6, 2009, between the Company and its Chief Financial Officer.  The value of the 500,000 common shares was determined to be $65,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (unaudited)

As of March 31, 2009, the Company had the following dilutive securities outstanding:

	Number	Exercise	Expiration
Common Shares issuable:	of Shares	Price	Date

In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	2,004,276	-	-
Upon exercise of the Series A May Warrants	825,000	$0.75	May 14, 2010
Upon exercise of the Series B May Warrants	825,000	$1.00	May 14, 2010

In connection with the June 2008 Unit Offering:
Upon exercise of the Series A June Warrants	2,268,749	$1.00	June 30, 2010
Upon exercise of the Series B June Warrants	2,268,749	$1.00	June 30, 2010

In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	500,000	$1.00	August 28, 2011
Upon exercise of the Penalty Warrants (9/08)	125,000	$1.00	September 30, 2011
Upon exercise of the Penalty Warrants (10/08)	125,000	$1.00	October 31, 2011
Upon exercise of the Penalty Warrants (11/08)	125,000	$1.00	November 30, 2011
Upon exercise of the Penalty Warrants (12/08)	125,000	$1.00	December 31, 2011
Upon exercise of the Penalty Warrants (1/09)	125,000	$1.00	January 31, 2012
Upon exercise of the Penalty Warrants (2/09)	125,000	$1.00	February 28, 2012
Upon exercise of the Penalty Warrants (3/09)	125,000	$1.00	March 31, 2012

In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	50,000	$1.00	October 17, 2011
Upon exercise of the Penalty Warrants (11/08)	12,500	$1.00	November 17, 2011
Upon exercise of the Penalty Warrants (12/08)	12,500	$1.00	December 17, 2011
Upon exercise of the Penalty Warrants (1/09)	12,500	$1.00	January 17, 2012
Upon exercise of the Penalty Warrants (2/09)	12,500	$1.00	February 17, 2012
Upon exercise of the Penalty Warrants (3/09)	12,500	$1.00	March 17, 2012

Total dilutive securities at March 31,2009	9,679,274

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period.  Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised.  As the Company realized a net loss for both the quarters ended March 31, 2009, and March 31, 2008, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

4.  SUBSEQUENT EVENT

On May 26, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $340,000.  The promissory note is due on August 24, 2009, and bears interest at 16% per annum.  The Company incurred $17,000 of issue costs associated with the note.  The net proceeds were used to repay the principal and accrued interest due on the February 2009 Note, the due date of which had been extended until July 24, 2009, and for general corporate purposes.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Company’s consolidated unaudited financial statements and the notes thereto contained elsewhere in this report.  The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements.  Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements."  Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance.  The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements.  Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control.  Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results.  The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

Bonanza Oil & Gas, Inc. is an independent energy company engaged primarily in the acquisition, development, production and the sale of crude oil, natural gas and natural gas liquids.  The Company's production activities are located in the United States of America.  The principal executive offices of the Company are located at 3417 Mercer, Suite D, Houston, TX 77027.

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $7,655,060 at March 31, 2009.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Results of Operations

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
REVENUES:
Crude oil sales	$59,477	$19,394
	59,477	19,394
OPERATING EXPENSES:
Depreciation, depletion and amortization	32,075	3,383
Lease operating expenses	33,344	4,667
Severance and other taxes	2,628	815
General and administrative	323,405	237,624
Financing costs, net	260,433	52,092
	651,885	298,581
OPERATING LOSS	(592,408)	(279,187)
Provision for income taxes	-	-
NET LOSS	$(592,408)	$(279,187)

During the three months ended March 31, 2009, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008, and from three of its eight wells in the Plantation field.  During the three months ended March 31, 2008, the Company’s only production was from three of its eight wells in the Plantation field.  During the three months ended March 31, 2009 and 2008, the Company had total sales, net to its interest, of 1,575 and 184 barrels of crude oil, respectively, and realized average prices of $37.77 and $96.07, respectively.  During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $22.46 and $38.96 per barrel, respectively, resulting in netbacks to the Company of $15.31 and $57.11 per barrel, respectively.

Depreciation, depletion and amortization expense totaled $32,075 and $3,383 for the three months ended March 31, 2009 and 2008, respectively, most of which is attributable to depletion on our Apclark field and Plantation field producing properties.

For the three months ended March 31, 2009 and 2008, general and administrative expenses totaled $323,405 and $237,624, respectively.  For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($190,596) and audit and accounting services ($46,000), legal services ($18,000) and rent expense ($14,813).  For 2008, these expenses were comprised primarily of payroll and other personnel expenses ($104,000), insurance expense ($37,500), legal expenses ($23,204) and audit and accounting services ($39,143).

Financing costs, net for the three months ended March 31, 2009 and 2008, totaled $260,433 and $52,092, respectively.  The Company capitalized $84,013 of interest associated with unproved properties during the three months ended March 31, 2009.  No interest was capitalized during the three months ended March 31, 2008.  The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

At March 31, 2009, we had cash on hand of $6,158 and a working capital deficit of $4,284,628 consisting primarily of $2,458,104 of short-term debt, representing $2,538,251 face value of all of our debt outstanding, less $80,147 of unamortized discount, and $1,620,671 of accrued exploration and development expenses.

We have raised net proceeds of $5,450,869  in various debt and equity financings since our inception (August 17, 2007), and have used the majority of the net proceeds to successfully begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of our interest in the Plantation field, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the three months ended March 31, 2009, totaled $112,030 and consisted primarily of the net loss of $592,408, net of non-cash charges of $260,058 related to the amortization of deferred financing fees and discount on outstanding debt, $65,000 related to stock-based compensation, $32,075 related to depreciation, depletion and amortization expense and $15,897 related to the fair value of our common shares issued for consulting services.  The Company also had $107,348 of other working capital changes.  Net cash used in operating activities for the three months ended March 31, 2008, totaled $232,593 and consisted primarily of the net loss of $279,187, net of non-cash charges of $25,313 related to the amortization of deferred financing fees and discount on outstanding debt and $3,383 related to depreciation, depletion and amortization expense.  The Company also had $17,698 of other working capital changes.

      Net cash used in investing activities for the three months ended March 31, 2009, totaled $13,969 and consisted of payment of amounts due related to the Company’s drilling activity in its Apclark field.  Net cash used in investing activities for the three months ended March 31, 2008, totaled $592,124 and consisted primarily of advance payments made toward the drilling activity in the Apclark field.

Net cash provided by financing activities for the three months ended March 31, 2009, totaled $128,276 and consisted primarily of the issuance by the Company of the February 2009 Note, net of issuance costs, and the partial repayment of the December 2007 Note .  Net cash provided by financing activities for the three months ended March 31, 2008, totaled $800,000 from the issuance of our January 2008 Secured Promissory Notes.

At March 31, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due; however the lender has not, as of June 10, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of its remedies under the December 2007 Secured Promissory Note.

At March 31, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, if the January 2008 Secured Promissory Notes are not repaid prior to July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  As of June 10, 2009, the Company has not cured its default; however the lenders have not, as of June 10, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Secured Promissory Notes.

As of June 10, 2009, the Company had not made quarterly interest payment due on March 31, 2009, with respect to its May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company has 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the Company will make the scheduled quarterly interest payment within 90 days of March 31, 2009, and if not, that the lender will delay the enforcement of its remedies under the May 2008 Convertible Note.

As of June 10, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

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

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations.  These contractual obligations represent future cash payments that we are required to make and relate primarily to notes payable and accounts payable, all of which are due currently and which are reflected on the Company’s Unaudited Consolidated Balance Sheet at March 31, 2009, found in Item 1 in this Form 10-Q.  The Company does have an operating lease obligation with annual payments totaling $67,180 in 2009, $103,790 in 2010, $108,321 in 2011 and $36,610 in 2012.  The Company is in default of several of these obligations, as disclosed herein, is working toward an amicable resolution and expects to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method.  Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves.  This calculation is done on a country-by-country basis.  As of March 31, 2009, all of our oil production operations are conducted in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost.  The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.  The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we report a liability for any legal retirement obligations on our oil and gas properties.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding.  The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.  The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.  Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.  As of March 31, 2009, the Company’s Asset Retirement Obligation was not significant.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risks

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 3.

Item 4.                      Controls and Procedures

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 4.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                      Risk Factors.

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 1A.  Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 15, 2009, for a discussion of the Company’s Risk Factors.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                      Default upon Senior Securities

At March 31, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due; however the lender has not, as of June 10, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of its remedies under the December 2007 Secured Promissory Note.

At March 31, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, if the January 2008 Secured Promissory Notes are not repaid prior to July 31, 2009, the Company is obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  As of June 10, 2009, the Company has not cured its default; however the lenders have not, as of June 10, 2009, taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Secured Promissory Notes.

As of June 10, 2009, the Company had not made quarterly interest payment due on March 31, 2009, with respect to its May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company has 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the Company will make the scheduled quarterly interest payment within 90 days of March 31, 2009, and if not, that the lender will delay the enforcement of its remedies under the May 2008 Convertible Note.

As of June 10, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

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

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)
4.14	Bridge Loan Letter Agreement dated February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

4.15	14% Promissory Note issued February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.16*	16% Promissory Note issued May 26, 2009
10.1
Asset Purchase Agreement between National Filing Agents, Inc. and Lucas Energy, Inc. dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)

10.2
Agreement and Plan of Merger between Bonanza Oil & Gas, Inc., Borland Good North, Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy, Inc. dated July 18, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008)

10.3
Executive Employment Agreement between G. Wade Stubblefield and Bonanza Oil and Gas, Inc. (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

14.1
Code of Ethics and Business Conduct for Officers, Directors and Employees of Bonanza Oil & Gas, Inc. (incorporated by reference to the Amendment No. 1 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2009)

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

BONANZA OIL AND GAS, INC. (Registrant)

Date: June 11, 2009	By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer

Date: June 11, 2009	By:	/s/ G. Wade Stubblefield
G. Wade Stubblefield Principal Financial Officer