Form 10-Q
period 2009-06-30
BONANZA OIL & GAS, INC.
filed 2009-09-21
CIK 1214605

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

 ☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

BONANZA OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-52411	76-0720654
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3417 Mercer Suite E Houston, TX 77027 (Address of Principal Executive Offices)	(713) 333-5808 (Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes ☐            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	41,208,017 (Outstanding at September 21, 2009)

BONANZA OIL & GAS, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-	$3,881
Accounts receivable	-	5,068
Drilling advances	-	395,350
Other	42,199	152,900
	42,199	557,199
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	5,241,994	4,941,803
Unproved properties and properties under development	8,132,653	7,599,369
Other	11,679	11,679
	13,386,326	12,552,851
Less: Accumulated depreciation, depletion and amortization	(4,398,955)	(4,325,679)
	8,987,371	8,227,172

	$9,029,570	$8,784,371

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$464,243	$138,389
Accrued operating expenses	250,345	52,224
Accrued exploration and development expenditures	1,632,075	1,558,408
Notes payable, net of $20,988 and $250,296 of
unamortized discount, respectively	2,564,301	2,099,704
	4,910,964	3,848,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 60,000,000 shares authorized;
41,058,017 and 36,100,317 issued and outstanding, respectively	41,058	36,100
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	12,414,704	11,962,198
Accumulated deficit	(8,337,156)	(7,062,652)
	4,118,606	4,935,646

	$9,029,570	$8,784,371

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES:
Crude oil sales	$73,340	$10,072	$132,817	$29,466
	73,340	10,072	132,817	29,466
OPERATING EXPENSES:
Depreciation, depletion and amortization	41,200	1,548	73,275	4,931
Lease operating expenses	36,360	14,106	69,704	18,773
Severance and other taxes	3,210	611	5,838	1,426
General and administrative	505,320	716,396	828,725	954,020
Financing costs, net	169,346	176,144	429,779	228,236
	755,436	908,805	1,407,321	1,207,386

OPERATING LOSS	(682,096)	(898,733)	(1,274,504)	(1,177,920)

Provision for income taxes	-	-	-	-

NET LOSS	$(682,096)	$(898,733)	$(1,274,504)	$(1,177,920)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of common shares
outstanding - basic and fully diluted	37,976,171	26,746,742	37,794,393	26,031,075

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(Unaudited)
	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
BALANCE AT DECEMBER 31, 2007	25,649,654	$25,650	$2,760,950	$(197,245)	$2,589,355

Common shares issued with the January 2008 Notes	160,000	160	119,840	-	120,000
Common shares issued for consulting services - April 9, 2008	75,000	75	52,425	-	52,500
Common shares issued for consulting services - May 7, 2008	600,000	600	155,400	-	156,000
Common shares issued for consulting services - May 15, 2008	800,000	800	359,200	-	360,000
Common shares issued with the May 2008 Convertible Note	375,000	375	99,087	-	99,462
Fair value of beneficial conversion feature of the May 2008 Convertible Note	-	-	305,576	-	305,576
Fair value of warrants to acquire common shares issued with the May 2008 Convertible Note	-	-	278,844	-	278,844
Fair value of warrants to acquire common shares issued with the August 2008 Notes	-	-	569,606	-	569,606
Fair value of warrants to acquire common shares issued with the October 2008 Note	-	-	29,180	-	29,180
Common shares issued in the acquisition of Black Pearl Energy, Inc.	7,024,665	7,024	8,211,834	-	8,218,858
Common shares retired in the acquisition of Black Pearl Energy, Inc.	(2,709,000)	(2,709)	(3,164,113)	-	(3,166,822)
Equity offerings, net	4,124,998	4,125	2,184,368	-	2,188,493
Net loss	-	-	-	(6,865,407)	(6,865,407)
BALANCE AT DECEMBER 31, 2008	36,100,317	$36,100	$11,962,198	$(7,062,652)	$4,935,646
Common shares issued for consulting services - January 21, 2009	75,700	76	15,821	-	15,897
Fair value of warrants to acquire common shares issued with the August 2008 Notes	-	-	73,190	-	73,190
Fair value of warrants to acquire common shares issued with the October 2008 Note	-	-	7,318	-	7,318
Fair value of warrants to acquire common shares issued with the May 2009 Note	-	-	33,139	-	33,139
Stock Compensation	4,882,000	4,882	323,038	-	327,920
Net loss	-	-	-	(1,274,504)	(1,274,504)
BALANCE AT JUNE 30, 2009	41,058,017	$41,058	$12,414,704	$(8,337,156)	$4,118,606

The accompanying notes are an integral part of these consolidated unaudited financial statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,274,504)	$(1,177,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	73,275	4,931
Stock-based compensation	327,920	-
Fair value of shares issued for consulting services	15,897	516,000
Amortization of deferred financing costs	429,114	164,244
Changes in operating assets and liabilities:
Accounts receivable	5,068	5,043
Other current assets	12,876	(625,798)
Accounts payable and accrued expenses	301,186	144,551
Net cash used in operating activities	(109,168)	(968,949)
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	(53,027)	(945,335)
Additions to other property and equipment	-	(1,870)
Net cash used in investing activities	(53,027)	(947,205)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	625,000	1,550,000
Repayment of notes payable	(425,836)	-
Debt issue costs	(40,850)	(90,000)
Proceeds from equity issuances, net	-	608,746
Net cash provided by financing activities	158,314	2,068,746
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,881)	152,592
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,881	154,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$306,949

NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash exploration and development activities	$73,667	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

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

Going Concern

The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $8,337,156 at June 30, 2009.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

Recently Adopted Accounting Pronouncement

 In May 2009, the Financial Accounting Standards Board issued Statement of Financial Account Standard No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, SFAS No. 165 sets forth:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; and

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively. The Company adopted SFAS No. 165 as of June 30, 2009.  We evaluated all events or transactions that occurred after June 30, 2009, up through the date we issued the Company’s financial statements on September 21, 2009.  For further discussion about subsequent events, see Note 4 – Subsequent Events of this Form 10-Q.

New Pronouncements Issued But Not Yet Adopted

In January 2009, the Securities and Exchange Commission (SEC) issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements.  The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves.  The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.  The Company is continuing to evaluate the impact of this release.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

2.  NOTES PAYABLE

The Company’s notes payable at June 30, 2009 and December 31, 2008, consisted of the following:

	Balance as of
	June 30, 2009	December 31, 2008
December 2007 Secured Promissory Note	$125,000	$250,000
January 2008 Secured Promissory Notes	800,000	800,000
May 2008 Convertible Note	750,000	750,000
August 2008 Unsecured Promissory Notes	500,000	500,000
October 2008 Unsecured Promissory Notes	50,000	50,000
May 2009 Unsecured Promissory Note	340,000	-
Insurance Financing	20,289	-
Total	2,585,289	2,350,000
Unamortized discount	(20,988)	(250,296)
Balance, net of discount	$2,564,301	$2,099,704

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

At December 31, 2008, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to the December 2007 Note.  Pursuant to the terms of the December 2007 Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  On June 30, 2009, Phoenix filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs.  The Company has a total of $28,380 in accrued and unpaid interest on the December 2007 Note at June 30, 2009.

January 2008 Secured Promissory Notes

In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 160,000 shares of the Company’s Common Stock.  The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis.  The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas.  The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness.   These balances were fully amortized as of March 31, 2009.  Under the terms of the January 2008 Notes, the interest rate increased to an annual rate of 24%, plus all enforcement costs, if in default.  In addition, if the Company did not repay the January 2008 Notes by July 31, 2009, the Company was obligated to issue an additional 150,000 shares of its Common Stock as an additional interest payment.  The Company issued the additional 150,000 additional shares in August 2009.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

At June 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to the January 2008 Notes.  Pursuant to the terms of the January 2008 Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  As of September 21, 2009, the Company had not cured the default; however the lenders have not yet taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes. The Company has a total of $105,323 in accrued and unpaid interest on the January 2008 Notes at June 30, 2009.

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
JUNE 30, 2009 (unaudited)

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

The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital.  Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a  discount to the May 2008 Convertible Note and to additional paid-in capital.  The value of the 375,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital.  The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature is being amortized using the effective interest rate method over the term of the indebtedness and as of March 31, 2009, had an unamortized balance of $80,147.  The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it has recorded as deferred financing costs as a component of prepaid and other current expenses.  The Company also issued 75,000 Series A May Warrants and 75,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation.  The deferred financing costs were amortized using the effective interest rate method over the term of the indebtedness.

As of June 30, 2009, the Company had not made the quarterly interest payment due on March 31, 2009, with respect to the May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company had 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  At June 30, 2009, the Company was in default with respect to the March 31, 2009 quarterly interest payment in addition to being in default with respect to the repayment obligation upon maturity on May 14, 2009.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on all amounts outstanding increased to 15% per annum.  As of September 21, 2009, the Company had not cured the default; however the lender has not yet taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2008 Convertible Note.  The Company had a total of $28,687 in accrued and unpaid interest on the May 2008 Convertible Note at June 30, 2009.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of June 30, 2009, a total of 1,250,000 Additional Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%, a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the 1,000,000 August 2008 Warrants and the Additional Warrants issued during 2008 were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  Using the Black Scholes pricing model, with volatility ranging from 187.24% to 267.47%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 750,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $73,190, with such value recorded as additional interest expense and to additional paid-in capital.

As of September 21, 2009, the Company had not repaid any of the amounts due under the August 2008 Notes.  As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 125,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. The Company has a total of $50,136 in accrued and unpaid interest on the August 2008 Notes at June 30, 2009.

October 2008 Unsecured Promissory Note

On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 50,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”).  The October 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  The October 2008 Notes matured on November 17, 2008.  In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 12,500 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”).  The Additional October Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of June 30, 2009, a total of 100,000 Additional October Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%, a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the 75,000 October 2008 Warrants and the Additional October Warrants issued during 2008, were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  Using the Black Scholes pricing model, with volatility ranging from 187.24% to 267.47%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 75,000 Additional October Warrants issued during 2009 were determined to have an aggregate fair value of $7,318, with such value recorded as additional interest expense and to additional paid-in capital.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

As of September 21, 2009, the Company had not repaid any of the amounts due under the October 2008 Notes.  As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 12,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes. The Company has a total of $4,208 in accrued and unpaid interest on the October 2008 Note at June 30, 2009.

February 2009 Unsecured Promissory Note

On February 2, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $285,000 (the “February 2009 Note”).  The February 2009 Note was due on May 3, 2009, and bore interest at 14% per annum.  The Company incurred issue costs of $23,850 associated with the February 2009 Note which it recorded as deferred financing costs as a component of prepaid and other current expenses.  The deferred financing cost was amortized using the effective interest rate method over the term of the indebtedness.   The net proceeds were used to reduce the principal amount due on the December 2007 Note ($125,000) and for general corporate purposes.  The February 2009 Note and accrued interest was repaid in May 2009.

May 2009 Unsecured Promissory Note

On May 26, 2009, the Company entered into a 16% Unsecured Promissory Note with an accredited investor for an aggregate principal amount of $340,000 (the "May 2009 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “May 2009 Warrants”).  The May 2009 Warrants are exercisable for a period of three years at a price of $0.10 per share.  The May 2009 Note matured on August 24, 2009.  In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, could convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.10 per share.  The Company incurred $17,000 of issue costs associated with the May 2009 Note.   The net proceeds were used to repay the principal and accrued interest due on the February 2009 Note, the due date of which had been extended until July 24, 2009, and for general corporate purposes.

Using the Black Scholes pricing model, with volatility of 231%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 500,000 May 2009 Warrants were determined to have an aggregate fair value of $33,139, with such value recorded as a discount to the May 2009 Note and to additional paid-in capital.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

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

On June 3, 2009, pursuant to an Employment Agreement entered on June 1, 2009, the Company issued 2,120,500 restricted shares of Common Stock to its Chief Executive Officer.  The value of the 2,120,500 common shares was determined to be $127,230, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

On June 3, 2009, pursuant to an Employment Agreement entered on June 1, 2009, the Company issued 2,261,500 restricted shares of Common Stock to its Vice President, Operations.  The value of the 2,261,500 common shares was determined to be $135,690, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

As of June 30, 2009, the Company had the following dilutive securities outstanding:

Common Shares issuable:	Number of Shares	Exercise Price	Expiration Date
In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	2,004,276	-	-
Upon exercise of the Series A May Warrants	825,000	$0.75	May 14, 2010
Upon exercise of the Series B May Warrants	825,000	$1.00	May 14, 2010
In connection with the June 2008 Unit Offering:
Upon exercise of the Series A June Warrants	2,268,749	$1.00	June 30, 2010
Upon exercise of the Series B June Warrants	2,268,749	$1.00	June 30, 2010
In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	500,000	$1.00	August 28, 2011
Upon exercise of the Penalty Warrants (9/08)	125,000	$1.00	September 30, 2011
Upon exercise of the Penalty Warrants (10/08)	125,000	$1.00	October 31, 2011
Upon exercise of the Penalty Warrants (11/08)	125,000	$1.00	November 30, 2011
Upon exercise of the Penalty Warrants (12/08)	125,000	$1.00	December 31, 2011
Upon exercise of the Penalty Warrants (1/09)	125,000	$1.00	January 31, 2012
Upon exercise of the Penalty Warrants (2/09)	125,000	$1.00	February 28, 2012
Upon exercise of the Penalty Warrants (3/09)	125,000	$1.00	March 31, 2012
Upon exercise of the Penalty Warrants (4/09)	125,000	$1.00	April 30, 2012
Upon exercise of the Penalty Warrants (5/09)	125,000	$1.00	May 31, 2012
Upon exercise of the Penalty Warrants (6/09)	125,000	$1.00	June 30, 2012
In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	50,000	$1.00	October 17, 2011
Upon exercise of the Penalty Warrants (11/08)	12,500	$1.00	November 17, 2011
Upon exercise of the Penalty Warrants (12/08)	12,500	$1.00	December 17, 2011
Upon exercise of the Penalty Warrants (1/09)	12,500	$1.00	January 17, 2012
Upon exercise of the Penalty Warrants (2/09)	12,500	$1.00	February 17, 2012
Upon exercise of the Penalty Warrants (3/09)	12,500	$1.00	March 17, 2012
Upon exercise of the Penalty Warrants (4/09)	12,500	$1.00	April 17, 2012
Upon exercise of the Penalty Warrants (5/09)	12,500	$1.00	May 17, 2012
Upon exercise of the Penalty Warrants (6/09)	12,500	$1.00	June 17, 2012
In connection with the May 2009 Note:
Upon exercise of the May 2009 Warrants	500,000	$0.10	May 26, 2012
Total dilutive securities at June 30, 2009	10,591,774

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (unaudited)

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period.  Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised.  As the Company realized a net loss for each of the three and six months ended June 30, 2009, and June 30, 2008, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

4.  SUBSEQUENT EVENTS

On July 16, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $40,000.  The promissory note is due on October 13, 2009, and bears interest at 14% per annum.

On September 21, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $55,000.  The promissory note is due on September 21, 2010, and bears interest at 12% per annum.

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

Overview

Bonanza Oil & Gas, Inc. is an independent energy company engaged primarily in the acquisition, development, production and the sale of crude oil, natural gas and natural gas liquids.  The Company's production activities are located in the United States of America.  The principal executive offices of the Company are located at 3417 Mercer, Suite E, Houston, TX 77027.

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $8,337,156 at June 30, 2009.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Crude oil sales	$73,340	$10,072	$132,817	$29,466
	73,340	10,072	132,817	29,466
OPERATING EXPENSES:
Depreciation, depletion and amortization	41,200	1,548	73,275	4,931
Lease operating expenses	36,360	14,106	69,704	18,773
Severance and other taxes	3,210	611	5,838	1,426
General and administrative	505,320	716,396	828,725	954,020
Financing costs, net	169,346	176,144	429,779	228,236
	755,436	908,805	1,407,321	1,207,386
OPERATING LOSS	(682,096)	(898,733)	(1,274,504)	(1,177,920)
Provision for income taxes	-	-	-	-
NET LOSS	$(682,096)	$(898,733)	$(1,274,504)	$(1,177,920)

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

During the three months ended June 30, 2009, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008.  During the three months ended June 30, 2008, the Company’s only production was from three of its eight wells in the Plantation field.  During the three months ended June 30, 2009 and 2008, the Company had total sales, net to its interest, of 1,272 and 105 barrels of crude oil, respectively, and realized average prices of $57.66 and $126.81, respectively.  During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $31.11 and $175.20 per barrel, respectively, resulting in netbacks to the Company of $26.55 and ($48.39) per barrel, respectively.

Depreciation, depletion and amortization expense totaled $41,200 and $1,548 for the three months ended June 30, 2009 and 2008, respectively, most of which is attributable to depletion on our Apclark field and Plantation field producing properties.

For the three months ended June 30, 2009 and 2008, general and administrative expenses totaled $505,320 and $716,396, respectively.  For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($109,015), stock based compensation ($262,920), audit and accounting services ($34,500), legal services ($18,000) and rent expense ($24,934).  For 2008, these expenses were comprised primarily of financial consulting ($516,000), payroll and other personnel expenses ($78,000) and legal expenses ($55,500).

Financing costs, net for the three months ended June 30, 2009 and 2008, totaled $169,346 and $176,144, respectively.  The Company capitalized $127,417 of interest associated with unproved properties during the three months ended June 30, 2009.  No interest was capitalized during the three months ended June 30, 2008.  The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

During the six months ended June 30, 2009, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008.  During the six months ended June 30, 2008, the Company’s only production was from three of its eight wells in the Plantation field.  During the six months ended June 30, 2009 and 2008, the Company had total sales, net to its interest, of 2,847 and 289 barrels of crude oil, respectively, and realized average prices of $46.66 and $107.24, respectively.  During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $26.33 and $88.46 per barrel, respectively, resulting in netbacks to the Company of $20.33 and $18.78 per barrel, respectively.

Depreciation, depletion and amortization expense totaled $73,275 and $4,931 for the six months ended June 30, 2009 and 2008, respectively, most of which is attributable to depletion on our Apclark field and Plantation field producing properties.

For the six months ended June 30, 2009 and 2008, general and administrative expenses totaled $828,725 and $954,020, respectively.  For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($231,129), stock based compensation ($327,920), audit and accounting services ($80,500), legal services ($36,000) and rent expense ($39,748).  For 2008, these expenses were comprised primarily of payroll and other personnel expenses ($182,000), financial consulting ($516,000), legal expenses ($78,704) and audit and accounting services ($52,785).

Financing costs, net for the six months ended June 30, 2009 and 2008, totaled $429,779 and $228,236, respectively.  The Company capitalized $211,430 of interest associated with unproved properties during the six months ended June 30, 2009.  No interest was capitalized during the six months ended June 30, 2008.  The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

At June 30, 2009, we had a working capital deficit of $4,868,765 consisting primarily of $2,564,301 of short-term debt, representing $2,585,289 face value of all of our debt outstanding, less $20,988 of unamortized discount, and $1,632,075 of accrued exploration and development expenses.

We have raised net proceeds of $5,906,743  in various debt and equity financings since our inception (August 17, 2007), and have used the majority of the net proceeds to successfully begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of our interest in the Plantation field, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the six months ended June 30, 2009, totaled $109,168 and consisted primarily of the net loss of $1,274,504, net of non-cash charges of $429,114 related to the amortization of deferred financing fees and discount on outstanding debt, $327,920 related to stock-based compensation, $73,275 related to depreciation, depletion and amortization expense and $15,897 related to the fair value of our common shares issued for consulting services.  The Company also had $319,130 of other working capital changes.  Net cash used in operating activities for the six months ended June 30, 2008, totaled $968,949 and consisted primarily of the net loss of $1,177,920, net of non-cash charges of $516,000 related to the fair value of our common share issued for consulting services, $164,244 related to the amortization of deferred financing fees and discount on outstanding debt and $4,931 related to depreciation, depletion and amortization expense.  The Company also had $476,204 of other working capital changes, primarily related to drilling advances  advanced.

      Net cash used in investing activities for the six months ended June 30, 2009, totaled $53,027 and consisted of payment of amounts due related to the Company’s activity in its Apclark field.  Net cash used in investing activities for the six months ended June 30, 2008, totaled $947,205 and consisted primarily of payments made toward the drilling activity in the Apclark field.

Net cash provided by financing activities for the six months ended June 30, 2009, totaled $158,314 and consisted primarily of the issuance by the Company of the February 2009 Note and the May 2009 Note, net of issuance costs, and the partial repayment of the December 2007 Note and the complete repayment of the February 2009 Note.  Net cash provided by financing activities for the six months ended June 30, 2008, totaled $2,068,746 from the issuance of our January 2008 Secured Promissory Notes and May 2009 Convertible Note, net of issuance costs, and the proceeds from the Company’s equity issuances.

At June 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due and on June 30, 2009, the lender filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs.

At June 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, as the January 2008 Secured Promissory Notes was not repaid prior to July 31, 2009, the Company was obligated to issue, and did issue in August 2009, an additional 150,000 shares of its Common Stock as an additional interest payment.  As of June 30, 2009, the Company has not cured its default; however the lenders have not, as of June 30, 2009, taken any further action with respect to the default.

As of June 30, 2009, the Company had not made quarterly interest payment due on March 31, 2009, with respect to its May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company had 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.

As of June 30, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

As of September 21, 2009, the Company had not repaid the May 2009, which matured on August 24, 2009.  In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, can convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.10 per share.

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

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations.  These contractual obligations represent future cash payments that we are required to make and relate primarily to notes payable and accounts payable, all of which are due currently and which are reflected on the Company’s Unaudited Consolidated Balance Sheet at June 30, 2009, found in Item 1 in this Form 10-Q.  The Company does have an operating lease obligation with annual payments totaling $67,180 in 2009, $103,790 in 2010, $108,321 in 2011 and $36,610 in 2012.  The Company is in default of several of these obligations, as disclosed herein, is working toward an amicable resolution and expects to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method.  Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves.  This calculation is done on a country-by-country basis.  As of June 30, 2009, all of our oil production operations are conducted in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost.  The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.  The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," we report a liability for any legal retirement obligations on our oil and gas properties.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding.  The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.  The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.  Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.  As of June 30, 2009, the Company’s Asset Retirement Obligation was not significant.

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

Item 4T.         Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the "Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Default upon Senior Securities

At June 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due and on June 30, 2009, the lender filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs.

At June 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, as the January 2008 Secured Promissory Notes was not repaid prior to July 31, 2009, the Company was obligated to issue, and did issue in August 2009, an additional 150,000 shares of its Common Stock as an additional interest payment.  As of June 30, 2009, the Company has not cured its default; however the lenders have not, as of June 30, 2009, taken any further action with respect to the default.

As of June 30, 2009, the Company had not made quarterly interest payment due on March 31, 2009, with respect to its May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company had 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.

As of June 30, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

As of September 21, 2009, the Company had not repaid the May 2009, which matured on August 24, 2009.  In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, can convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.10 per share.

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

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)
4.14	Bridge Loan Letter Agreement dated February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.15	14% Promissory Note issued February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.16	16% Promissory Note issued May 26, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2009)
4.17*	Bridge Loan Letter Agreement dated July 8, 2009
4.18*	Bridge Loan Letter Agreement dated September 18, 2009
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

10.4*	Executive Employment Agreement between William Wiseman and Bonanza Oil and Gas, Inc.
10.5*	Executive Employment Agreement between Robert L. Teague and Bonanza Oil and Gas, Inc.
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

BONANZA OIL AND GAS, INC. (Registrant)

Date: September 21, 2009	By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer Principal Financial Officer

Date: September 21, 2009	By:	/s/ Robert Teague
Robert Teague Principal Financial Officer