Form 10-Q
period 2009-09-30
BONANZA OIL & GAS, INC.
filed 2009-11-23
CIK 1214605

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

BONANZA OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-52411	76-0720654
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

3417 Mercer Suite E Houston, TX 77027	(713) 333-5808
(Address of Principal Executive Offices)	(Registrant’s telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001 (Class)	44,936,017 (Outstanding at November 18, 2009)

BONANZA OIL & GAS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$209	$3,881
Accounts receivable	-	5,068
Drilling advances	-	395,350
Other	494	152,900
	703	557,199
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	5,246,926	4,941,803
Unproved properties and properties under development	8,265,889	7,599,369
Other	9,669	11,679
	13,522,484	12,552,851
Less: Accumulated depreciation, depletion and amortization	(4,421,931)	(4,325,679)
	9,100,553	8,227,172

	$9,101,256	$8,784,371

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$593,677	$138,389
Accrued operating expenses	355,387	52,224
Accrued exploration and development expenditures	1,584,894	1,558,408
Notes payable, net of $250,296 of unamortized
discount at December 31, 2008	2,660,000	2,099,704
	5,193,958	3,848,725

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 60,000,000 shares authorized;
41,208,017 and 36,100,317 issued and outstanding, respectively	41,208	36,100
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Additional paid-in capital	12,442,502	11,962,198
Accumulated deficit	(8,576,412)	(7,062,652)
	3,907,298	4,935,646

	$9,101,256	$8,784,371

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Crude oil sales	$59,506	$83,031	$192,323	$112,497
	59,506	83,031	192,323	112,497
OPERATING EXPENSES:
Depreciation, depletion and amortization	22,976	21,011	96,251	25,942
Lease operating expenses	43,668	7,138	113,372	25,911
Severance and other taxes	2,578	3,759	8,416	5,185
General and administrative	160,124	295,618	988,849	1,249,638
Financing costs, net	69,416	810,475	499,195	1,038,711
	298,762	1,138,001	1,706,083	2,345,387

OPERATING LOSS	(239,256)	(1,054,970)	(1,513,760)	(2,232,890)

Provision for income taxes	-	-	-	-

NET LOSS	$(239,256)	$(1,054,970)	$(1,513,760)	$(2,232,890)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.01)	$(0.03)	$(0.04)	$(0.08)

Weighted average number of common shares
outstanding - basic and fully diluted	41,157,474	34,714,191	38,546,047	29,114,754

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
(Unaudited)
					Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

BALANCE AT DECEMBER 31, 2007	25,649,654	$25,650	$2,760,950	$(197,245)	$2,589,355

Common shares issued with the
January 2008 Notes	160,000	160	119,840	-	120,000
Common shares issued for
consulting services - April 9, 2008	75,000	75	52,425	-	52,500
Common shares issued for
consulting services - May 7, 2008	600,000	600	155,400	-	156,000
Common shares issued for
consulting services - May 15, 2008	800,000	800	359,200	-	360,000
Common shares issued with the
May 2008 Convertible Note	375,000	375	99,087	-	99,462
Fair value of beneficial conversion feature
of the May 2008 Convertible Note	-	-	305,576	-	305,576
Fair value of warrants to acquire common shares
issued with the May 2008 Convertible Note	-	-	278,844	-	278,844
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	569,606	-	569,606
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	29,180	-	29,180
Common shares issued in the acquisition of
Black Pearl Energy, Inc.	7,024,665	7,024	8,211,834	-	8,218,858
Common shares retired in the acquisition of
Black Pearl Energy, Inc.	(2,709,000)	(2,709)	(3,164,113)	-	(3,166,822)
Equity offerings, net	4,124,998	4,125	2,184,368	-	2,188,493
Net loss	-	-	-	(6,865,407)	(6,865,407)

BALANCE AT DECEMBER 31, 2008	36,100,317	$36,100	$11,962,198	$(7,062,652)	$4,935,646

Common shares issued for
consulting services - January 21, 2009	75,700	76	15,821	-	15,897
Common shares issued as penalty upon default
of the January 2008 Notes	150,000	150	10,350	-	10,500
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	89,053	-	89,053
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	8,903	-	8,903
Fair value of warrants to acquire common shares
issued with the May 2009 Note	-	-	33,139	-	33,139
Stock Compensation	4,882,000	4,882	323,038	-	327,920
Net loss	-	-	-	(1,513,760)	(1,513,760)

BALANCE AT SEPTEMBER 30, 2009	41,208,017	$41,208	$12,442,502	$(8,576,412)	$3,907,298

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,513,760)	$(2,232,890)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	96,251	25,942
Stock-based compensation	327,920	-
Fair value of shares issued for consulting services	15,897	568,500
Amortization of deferred financing costs	499,195	894,353
Changes in operating assets and liabilities:
Accounts receivable	5,068	(9,424)
Other current assets	36,036	(458,166)
Accounts payable and accrued expenses	389,808	(17,030)
Net cash used in operating activities	(143,585)	(1,228,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	(105,642)	(2,566,532)
Additions to other property and equipment	-	(11,679)
Issuance of Black Pearl Energy, Inc. note receivable	-	(500,000)
Net cash used in investing activities	(105,642)	(3,078,211)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	720,000	2,050,000
Repayment of notes payable	(418,075)	-
Debt issue costs	(56,370)	(90,000)
Proceeds from equity issuances, net	-	2,203,499
Net cash provided by financing activities	245,555	4,163,499

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,672)	(143,427)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,881	154,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209	$10,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,000	$139,310

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of oil and gas property for common shares	$-	$5,052,036
Non-cash exploration and development activities	$26,486	$1,631,834
Foregiveness of Black Pearl Energy, Inc. note receivable	$-	$500,000
Fair value of common shares and warrants to purchase common
shares issued with notes payable	$141,595	$1,310,703

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

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

Going Concern

The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $8,576,412 at September 30, 2009.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

Recently Adopted Accounting Pronouncement

 In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” which has been primarily codified into ASC Topic 105, “Generally Accepted Accounting Standards.”  This guidance establishes the FASB Accounting Standards Codification, which officially commenced July 1, 2009, to become the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All other accounting literature excluded from the Codification is considered nonauthoritative.  The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification.  Generally, the Codification does not change U.S. GAAP.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has adopted this standard for the quarter ending September 30, 2009.  The standard has had a minimal effect on the Company’s financial statement disclosures, as all references to authoritative accounting literature are referenced in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which was primarily codified into FASB Accounting Standards Codification (ASC, also known collectively as the Codification) Topic 855, “Subsequent Events.” This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, this statement sets forth:

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

      ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009, and is to be applied prospectively.  The Company adopted ASC Topic 855 as of June 30, 2009.  We evaluated all events or transactions that occurred after September 30, 2009, up through the date we issued the Company’s financial statements on November 20, 2009.  For further discussion about subsequent events, see Note 4 – Subsequent Events of this Form 10-Q.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

New Pronouncements Issued But Not Yet Adopted

In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements.  The new rules include changes to the pricing used to estimate reserves, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves.  In September 2009, the FASB issued Proposed Accounting Standards Update (ASU), “Extractive Industries—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures” (Exposure Draft No. 1730-100), to align the guidance in U.S. GAAP with the changes the SEC made in December 2008.  The final rules are effective for registration statements filed on or after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009.  The public comment period for the Proposed ASU ended October 15, 2009;  however, no final guidance has been issued by the FASB. The Company is continuing to evaluate the impact of this release.

2.  NOTES PAYABLE

The Company’s notes payable at September 30, 2009 and December 31, 2008, consisted of the following:

	Balance as of
	September 30, 2009	December 31, 2008

December 2007 Secured Promissory Note	$125,000	$250,000
January 2008 Secured Promissory Notes	800,000	800,000
May 2008 Convertible Note	750,000	750,000
August 2008 Unsecured Promissory Notes	500,000	500,000
October 2008 Unsecured Promissory Notes	50,000	50,000
May 2009 Unsecured Promissory Note	340,000	-
July 2009 Unsecured Promissory Note	40,000	-
September 2009 Unsecured Promissory Note	55,000	-
Total	2,660,000	2,350,000
Unamortized discount	-	(250,296)
Balance, net of discount	$2,660,000	$2,099,704

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

At September 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to the December 2007 Note.  Pursuant to the terms of the December 2007 Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  On June 30, 2009, Phoenix filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs.  The Company has a total of $36,389 in accrued and unpaid interest on the December 2007 Note at September 30, 2009.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

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

At September 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to the January 2008 Notes.  Pursuant to the terms of the January 2008 Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  As of November 20, 2009, the Company had not cured the default; however the lenders have not yet taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.  The Company has a total of $154,293 in accrued and unpaid interest on the January 2008 Notes at September 30, 2009.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

The Series A May Warrant and Series B May Warrant are exercisable for a period of two years at an exercise price of $0.75 and $1.00 per share, respectively.  In the event that the Company issues securities at a per share price less than the conversion price, then the exercise price associated with the Series A May Warrant and Series B May Warrant and the conversion price for the May 2008 Convertible Note shall be adjusted to equal such price.  However, no adjustment will be made for issuances relating to shares of the Company’s Common Stock or options to employees, officers, consultants or directors of the Company, securities outstanding as of the date of the closing, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non-convertible debt transactions

Pursuant to ASC Topic 740-20, “Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the common shares issued, the warrants issued and the debt on a relative fair value basis.

The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital.  Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a  discount to the May 2008 Convertible Note and to additional paid-in capital.  The value of the 375,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital.  The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature was amortized using the effective interest rate method over the term of the indebtedness and was fully amortized at September 30, 2009.  The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it recorded as deferred financing costs as a component of prepaid and other current expenses.  The Company also issued 75,000 Series A May Warrants and 75,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation.  The deferred financing costs were also amortized using the effective interest rate method over the term of the indebtedness.

As of September 30, 2009, the Company had not made the quarterly interest payment due on March 31, 2009, June 30, 2009, or September 30, 2009, with respect to the May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company had 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  At September 30, 2009, the Company was in default with respect to the March 31, 2009 quarterly interest payment in addition to being in default with respect to the repayment obligation upon maturity on May 14, 2009.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on all amounts outstanding increased to 15% per annum.  As of November 20, 2009, the Company had not cured the default; however the lender has not yet taken any further action with respect to the default.  Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2008 Convertible Note.  The Company had a total of $57,187 in accrued and unpaid interest on the May 2008 Convertible Note at September 30, 2009.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

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

In October 2008, and prior to the issuance of the either the 250,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes.  In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 250,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”).  The August 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes an aggregate of 125,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”).  The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of September 30, 2009, a total of 1,625,000 Additional Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%, a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the 1,000,000 August 2008 Warrants and the Additional Warrants issued during 2008 were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  Using the Black Scholes pricing model, with volatility ranging from 168.44% to 187.76%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 1,125,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $89,053, with such value recorded as additional interest expense and to additional paid-in capital.

As of September 30, 2009, the Company had not repaid any of the amounts due under the August 2008 Notes.  As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 125,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. The Company has a total of $64,528 in accrued and unpaid interest on the August 2008 Notes at September 30, 2009.

October 2008 Unsecured Promissory Note

On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 50,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”).  The October 2008 Warrants are exercisable for a period of three years at a price of $1.00 per share.  The October 2008 Notes matured on November 17, 2008.  In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 12,500 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”).  The Additional October Warrants shall be exercisable for a period of three years at a price equal to the greater of $1.00 or the market price as of the date of the issuance.  As of September 30, 2009, a total of 137,500 Additional October Warrants have been issued.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%, a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the 75,000 October 2008 Warrants and the Additional October Warrants issued during 2008, were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized.  Using the Black Scholes pricing model, with volatility ranging from 168.44% to 187.76%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 112,500 Additional October Warrants issued during 2009 were determined to have an aggregate fair value of $8,903, with such value recorded as additional interest expense and to additional paid-in capital.

As of September 30, 2009, the Company had not repaid any of the amounts due under the October 2008 Notes.  As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 12,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes. The Company has a total of $6,453 in accrued and unpaid interest on the October 2008 Note at September 30, 2009.

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

May 2009 Unsecured Promissory Note

On May 26, 2009, the Company entered into a 16% Unsecured Promissory Note with an accredited investor for an aggregate principal amount of $340,000 (the "May 2009 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 500,000 common shares of the Company’s Common Stock (the “May 2009 Warrants”).  The May 2009 Warrants are exercisable for a period of three years at a price of $0.10 per share.  The May 2009 Note matured on August 24, 2009.  In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, could convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.10 per share.  The Company incurred $17,000 of issue costs associated with the May 2009 Note, which was amortized using the effective interest rate method over the term of the indebtedness and as of September 30, 2009, was fully amortized.  The net proceeds were used to repay the principal and accrued interest due on the February 2009 Note, the due date of which had been extended until July 24, 2009, and for general corporate purposes.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

Using the Black Scholes pricing model, with volatility of 231%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 500,000 May 2009 Warrants were determined to have an aggregate fair value of $33,139, with such value recorded as a discount to the May 2009 Note and to additional paid-in capital.  This discount was amortized using the effective interest rate method over the term of the indebtedness and as of September 30, 2009, was fully amortized.  The Company has a total of $20,892 in accrued and unpaid interest on the May 2009 Note at September 30, 2009.

July 2009 Unsecured Promissory Note

On July 16, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $40,000 (the “July 2009 Note”).  The July 2009 Note matured on October 13, 2009, and bears interest at 14% per annum.

September 2009 Unsecured Promissory Note

On September 21, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $55,000 (the “September 2009 Note”).  The September 2009 Note is due on September 21, 2010, and bears interest at 12% per annum.

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

On July 31, 2009, pursuant to the terms of the January 2008 Notes, the Company was required to issue 150,000 shares of its Common Stock as a penalty for not having repaid the outstanding borrowings.  The value of the 150,000 common shares was determined to be $10,500, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as interest expense, common stock and additional paid-in capital.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

As of September 30, 2009, the Company had the following dilutive securities outstanding:
	Number	Exercise	Expiration
Common Shares issuable:	of Shares	Price	Date

In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	2,004,276	-	-
Upon exercise of the Series A May Warrants	825,000	$0.75	May 14, 2010
Upon exercise of the Series B May Warrants	825,000	$1.00	May 14, 2010

In connection with the June 2008 Unit Offering:
Upon exercise of the Series A June Warrants	2,268,749	$1.00	June 30, 2010
Upon exercise of the Series B June Warrants	2,268,749	$1.00	June 30, 2010

In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	500,000	$1.00	August 28, 2011
Upon exercise of the Penalty Warrants (9/08)	125,000	$1.00	September 30, 2011
Upon exercise of the Penalty Warrants (10/08)	125,000	$1.00	October 31, 2011
Upon exercise of the Penalty Warrants (11/08)	125,000	$1.00	November 30, 2011
Upon exercise of the Penalty Warrants (12/08)	125,000	$1.00	December 31, 2011
Upon exercise of the Penalty Warrants (1/09)	125,000	$1.00	January 31, 2012
Upon exercise of the Penalty Warrants (2/09)	125,000	$1.00	February 28, 2012
Upon exercise of the Penalty Warrants (3/09)	125,000	$1.00	March 31, 2012
Upon exercise of the Penalty Warrants (4/09)	125,000	$1.00	April 30, 2012
Upon exercise of the Penalty Warrants (5/09)	125,000	$1.00	May 31, 2012
Upon exercise of the Penalty Warrants (6/09)	125,000	$1.00	June 30, 2012
Upon exercise of the Penalty Warrants (7/09)	125,000	$1.00	July 31, 2012
Upon exercise of the Penalty Warrants (8/09)	125,000	$1.00	August 31, 2012
Upon exercise of the Penalty Warrants (9/09)	125,000	$1.00	September 30, 2012

In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	50,000	$1.00	October 17, 2011
Upon exercise of the Penalty Warrants (11/08)	12,500	$1.00	November 17, 2011
Upon exercise of the Penalty Warrants (12/08)	12,500	$1.00	December 17, 2011
Upon exercise of the Penalty Warrants (1/09)	12,500	$1.00	January 17, 2012
Upon exercise of the Penalty Warrants (2/09)	12,500	$1.00	February 17, 2012
Upon exercise of the Penalty Warrants (3/09)	12,500	$1.00	March 17, 2012
Upon exercise of the Penalty Warrants (4/09)	12,500	$1.00	April 17, 2012
Upon exercise of the Penalty Warrants (5/09)	12,500	$1.00	May 17, 2012
Upon exercise of the Penalty Warrants (6/09)	12,500	$1.00	June 17, 2012
Upon exercise of the Penalty Warrants (7/09)	12,500	$1.00	July 17, 2012
Upon exercise of the Penalty Warrants (8/09)	12,500	$1.00	August 17, 2012
Upon exercise of the Penalty Warrants (9/09)	12,500	$1.00	September 17, 2012

In connection with the May 2009 Note:
Upon exercise of the May 2009 Warrants	500,000	$0.10	May 26, 2012

Total dilutive securities at September 30, 2009	11,004,274

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period.  Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised.  As the Company realized a net loss for each of the three and nine months ended September 30, 2009, and September 30, 2008, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

4.  SUBSEQUENT EVENTS

On November 10, 2009, the Company issued an unsecured promissory note with an accredited investor providing for a loan of $50,000.  The promissory note is due on December 31, 2009, and bears interest at 12% per annum.

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

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $8,576,412 at September 30, 2009.  Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs.  The Company's operating plans require additional funds that may take the form of debt or equity financings.  There can be no assurance that any additional funds will be available.  The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

Results of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES:
Crude oil sales	$59,506	$83,031	$192,323	$112,497
	59,506	83,031	192,323	112,497
OPERATING EXPENSES:
Depreciation, depletion and amortization	22,976	21,011	96,251	25,942
Lease operating expenses	43,668	7,138	113,372	25,911
Severance and other taxes	2,578	3,759	8,416	5,185
General and administrative	160,124	295,618	988,849	1,249,638
Financing costs, net	69,416	810,475	499,195	1,038,711
	298,762	1,138,001	1,706,083	2,345,387

OPERATING LOSS	(239,256)	(1,054,970)	(1,513,760)	(2,232,890)

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

During the three months ended September 30, 2009 and 2008, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008.  During the three months ended September 30, 2008, the Company’s also had production from three of its eight wells in the Plantation field, while no such production was realized during the three months ended September 30, 2009.  During the three months ended September 30, 2009 and 2008, the Company had total sales, net to its interest, of 869 and 766 barrels of crude oil, respectively, and realized average prices of $68.44 and $108.40, respectively.  During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $53.19 and $14.22 per barrel, respectively, resulting in netbacks to the Company of $15.25 and $94.18 per barrel, respectively.

Depreciation, depletion and amortization expense totaled $22,976 and $21,011 for the three months ended September 30, 2009 and 2008, respectively, most of which is attributable to depletion on our Apclark field and Plantation field producing properties.

For the three months ended September 30, 2009 and 2008, general and administrative expenses totaled $160,124 and $295,618, respectively.  For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($108,000), audit and accounting services ($10,000), legal services ($18,000) and rent expense ($26,057).  For 2008, these expenses were comprised primarily of payroll and other personnel expenses ($111,683) and legal expenses ($74,500).

Financing costs, net for the three months ended September 30, 2009 and 2008, totaled $69,416 and $810,475, respectively.  The Company capitalized $130,724 of interest associated with unproved properties during the three months ended September 30, 2009.  No interest was capitalized during the three months ended September 30, 2008.  The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

During the nine months ended September 30, 2009 and 2008, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008.  During the nine months ended September 30, 2008, the Company also realized production from three of its eight wells in the Plantation field, while in 2009 the Company only realized such production during the first three months of the year.  During the nine months ended September 30, 2009 and 2008, the Company had total sales, net to its interest, of 3,716 and 1,055 barrels of crude oil, respectively, and realized average prices of $51.75 and $106.63, respectively.  During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $32.61 and $29.47 per barrel, respectively, resulting in netbacks to the Company of $19.14 and $77.16 per barrel, respectively.

Depreciation, depletion and amortization expense totaled $96,251 and $25,942 for the nine months ended September 30, 2009 and 2008, respectively, most of which is attributable to depletion on our Apclark field and Plantation field producing properties.

For the nine months ended September 30, 2009 and 2008, general and administrative expenses totaled $988,849 and $1,249,638, respectively.  For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($268,955), stock based compensation ($327,920), audit and accounting services ($90,500), legal services ($54,000) and rent expense ($65,804).  For 2008, these expenses were comprised primarily of payroll and other personnel expenses ($293,673), financial consulting ($516,000), legal expenses ($153,204) and audit and accounting services ($52,685).

Financing costs, net for the nine months ended September 30, 2009 and 2008, totaled $499,195 and $1,038,711, respectively.  The Company capitalized $342,154 of interest associated with unproved properties during the nine months ended September 30, 2009.  No interest was capitalized during the nine months ended September 30, 2008.  The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

At September 30, 2009, we had a working capital deficit of $5,193,255 consisting of $2,660,000 of short-term debt, $1,584,894 of accrued exploration and development expenses and $949,064 of accounts payable and accrued expenses.

We have raised net proceeds of $6,157,593  in various debt and equity financings since our inception (August 17, 2007), and have used the majority of the net proceeds to successfully begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of our interest in the Plantation field, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the nine months ended September 30, 2009, totaled $143,585 and consisted primarily of the net loss of $1,513,760, net of non-cash charges of $499,195 related to the amortization of deferred financing fees and discount on outstanding debt, $327,920 related to stock-based compensation, $96,251 related to depreciation, depletion and amortization expense and $15,897 related to the fair value of our common shares issued for consulting services.  The Company also had $430,912 of other working capital changes.  Net cash used in operating activities for the nine months ended September 30, 2008, totaled $1,228,715 and consisted primarily of the net loss of $2,232,890, net of non-cash charges of $568,500 related to the fair value of our common share issued for consulting services, $894,353 related to the amortization of deferred financing fees and discount on outstanding debt and $25,942 related to depreciation, depletion and amortization expense.  The Company also had $484,620 of other working capital changes.

      Net cash used in investing activities for the nine months ended September 30, 2009, totaled $105,642 and consisted of payment of amounts due related to the Company’s activity in its Apclark field.  Net cash used in investing activities for the nine months ended September 30, 2008, totaled $3,078,211 and consisted primarily of payments made toward the drilling activity in the Apclark field.

Net cash provided by financing activities for the nine months ended September 30, 2009, totaled $245,555 and consisted primarily of the issuance by the Company of the February 2009 Note, the May 2009 Note, the July 2009 Note and the September 2009 Note, net of issuance costs, and the partial repayment of the December 2007 Note and the complete repayment of the February 2009 Note.  Net cash provided by financing activities for the nine months ended September 30, 2008, totaled $4,163,499 from the issuance of our January 2008 Secured Promissory Notes, May 2008 Convertible Note and August 2008 Notes, net of issuance costs, and the proceeds from the Company’s equity issuances.

At September 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due and on June 30, 2009, the lender filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs.

At September 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, as the January 2008 Secured Promissory Notes was not repaid prior to July 31, 2009, the Company was obligated to issue, and did issue in August 2009, an additional 150,000 shares of its Common Stock as an additional interest payment.  As of September 30, 2009, the Company has not cured its default; however the lenders have not, as of September 30, 2009, taken any further action with respect to the default.

As of September 30, 2009, the Company had not made the quarterly interest payment due on March 31, 2009, June 30, 2009, or September 30, 2009, with respect to the May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company had 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  At September 30, 2009, the Company was in default with respect to the March 31, 2009 quarterly interest payment in addition to being in default with respect to the repayment obligation upon maturity on May 14, 2009.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on all amounts outstanding increased to 15% per annum.  As of September 30, 2009, the Company had not cured the default; however the lender has not yet taken any further action with respect to the default.

As of September 30, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

As of September 30, 2009, the Company had not repaid the May 2009 Note, which matured on August 24, 2009.  In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, can convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.10 per share.

As of November 20, 2009, the Company had not repaid the July 2009 Note, which matured on October 13, 2009.

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

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations.  These contractual obligations represent future cash payments that we are required to make and relate primarily to notes payable and accounts payable, all of which are due currently and which are reflected on the Company’s Unaudited Consolidated Balance Sheet at September 30, 2009, found in Item 1 in this Form 10-Q.  The Company does have an operating lease obligation with annual payments totaling $67,180 in 2009, $103,790 in 2010, $108,321 in 2011 and $36,610 in 2012.  The Company is in default of several of these obligations, as disclosed herein, is working toward an amicable resolution and expects to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method.  Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves.  This calculation is done on a country-by-country basis.  As of September 30, 2009, all of our oil production operations are conducted in the United States of America.  The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost.  The cost of any impaired property is transferred to the balance of oil and gas properties being depleted.  The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with ASC Topic 410-10, “Asset Retirement and Environmental Obligations,” we report a liability for any legal retirement obligations on our oil and gas properties.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding.  The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability.  The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.  The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate.  Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations.  Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates.  As of September 30, 2009, the Company’s Asset Retirement Obligation was not significant.

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

At Inception (August 17, 2007), the Company adopted ASC Topic 740-10, “Income Taxes”, which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements.  ASC Topic 740-10 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result, the Company has concluded that it does not have any unrecognized tax benefits or any additional tax liabilities after applying ASC Topic 740-10.  The adoption of ASC Topic 740-10 therefore had no impact on the Company’s consolidated financial statements.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default upon Senior Securities

At September 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to its December 2007 Secured Promissory Note.  Pursuant to the terms of the December 2007 Secured Promissory Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008.  On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation.  As of June 10, 2009, the Company has not remitted the balance of amount due and on June 30, 2009, the lender filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs.

At September 30, 2009, the Company was in default with respect to the repayment obligation upon maturity on January 31, 2009, with respect to its January 2008 Secured Promissory Notes.  Pursuant to the terms of the January 2008 Secured Promissory Notes, the interest rate on all amounts outstanding increased to 24% per annum, effective January 31, 2009.  In addition, as the January 2008 Secured Promissory Notes was not repaid prior to July 31, 2009, the Company was obligated to issue, and did issue in August 2009, an additional 150,000 shares of its Common Stock as an additional interest payment.  As of September 30, 2009, the Company has not cured its default; however the lenders have not, as of September 30, 2009, taken any further action with respect to the default.

As of September 30, 2009, the Company had not made the quarterly interest payment due on March 31, 2009, June 30, 2009, or September 30, 2009, with respect to the May 2008 Convertible Note.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on the past due quarterly interest payment increased to 15% per annum, effective March 31, 2009.  The Company had 90 days to make the scheduled quarterly interest payment before an Event of Default should occur.  At September 30, 2009, the Company was in default with respect to the March 31, 2009 quarterly interest payment in addition to being in default with respect to the repayment obligation upon maturity on May 14, 2009.  Pursuant to the terms of the May 2008 Convertible Note, the interest rate on all amounts outstanding increased to 15% per annum.  As of September 30, 2009, the Company had not cured the default; however the lender has not yet taken any further action with respect to the default.

As of September 30, 2009, the Company had not repaid any of the amounts due under the August 2008 Unsecured Promissory Notes or the October 2008 Unsecured Promissory Note.  Pursuant to the terms of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note agreements, the Company is required to issue to the holders of the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note, a total of 137,500 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Unsecured Promissory Notes and the October 2008 Unsecured Promissory Note.

As of September 30, 2009, the Company had not repaid the May 2009 Note, which matured on August 24, 2009.  In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, can convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.10 per share.

As of November 20, 2009, the Company had not repaid the July 2009 Note, which matured on October 13, 2009.

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

4.13	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)
4.14	Bridge Loan Letter Agreement dated February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.15	14% Promissory Note issued February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.16	16% Promissory Note issued May 26, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2009)
4.17	Bridge Loan Letter Agreement dated July 8, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)
4.18	Bridge Loan Letter Agreement dated September 18, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)
10.1
Asset Purchase Agreement between National Filing Agents, Inc. and Lucas Energy, Inc. dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)

10.2
Agreement and Plan of Merger between Bonanza Oil & Gas, Inc., Borland Good North, Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy, Inc. dated July 18, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008)

10.3
Executive Employment Agreement between G. Wade Stubblefield and Bonanza Oil and Gas, Inc. (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

10.4
Executive Employment Agreement between William Wiseman and Bonanza Oil and Gas, Inc., (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

10.5
Executive Employment Agreement between Robert L. Teague and Bonanza Oil and Gas, Inc., (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

14.1
Code of Ethics and Business Conduct for Officers, Directors and Employees of Bonanza Oil & Gas, Inc. (incorporated by reference to the Amendment No. 1 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2009)

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
BONANZA OIL AND GAS, INC. (Registrant)

Date: November 20, 2009	By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer Principal Financial Officer

Date: November 20, 2009	By:	/s/ Robert Teague
Robert Teague Principal Financial Officer