Form 10-K
period 2009-12-31
BONANZA OIL & GAS, INC.
filed 2010-04-15
CIK 1214605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

[     ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number: 0-52411

BONANZA OIL & GAS, INC.
(Exact name of registrant as specified in its charter)

Nevada	76-0720654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3417 Mercer, Suite E, Houston, Texas 77027
(Address of principal executive offices)

Registrant's telephone number, including area code:  (713) 333-5808

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [     ]  No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section13 or Section 15(d) of the Act. Yes [     ]  No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [     ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule-405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [     ]  No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ]  No [ x ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009	$5,074,202

Number of shares of registrant's common stock outstanding as of April 13, 2010	580,252,033

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.

BUSINESS

FORWARD-LOOKING STATEMENTS

We often discuss expectations regarding our future markets, demand for our products and services, and our performance in our annual and quarterly reports, press releases, and other written and oral statements. Statements that relate to matters that are not historical facts are “forward-looking statements”. These “forward-looking statements” are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “should,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Part I — Item 1A. — Risk Factors.

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

We were incorporated in the State of Nevada on December 24, 2002, under the name “National Filing Agents, Inc.” ("NFA"). On December 18, 2006, NFA filed a registration statement on Form SB-2 to register the stock of its non-affiliated shareholders. The registration was declared effective on January 22, 2007. Effective January 10, 2008, NFA changed its name to “Bonanza Oil & Gas, Inc.” from “National Filing Agents, Inc.” In addition, effective January 10, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from NFLA to BGOI and the Company implemented a forward split of the issued and outstanding shares of the Company’s Common Stock, whereby every share of the Company’s Common Stock held was exchanged for 2.1 shares of the Company’s Common Stock. All share and per share amounts reflected throughout this document reflect the January 2008 2.1 for 1.0 forward stock split unless otherwise so indicated.

On January 26, 2010, the Company implemented a second forward split of the issued and outstanding shares of the Company’s Common Stock, whereby every share of the Company’s Common Stock held was exchanged for two shares of the Company’s Common Stock. All share and per share amounts reflected throughout this document also reflect the January 2010 2.0 for 1.0 forward stock split unless otherwise so indicated.

Acquisitions and Dispositions

On October 23, 2007, NFA acquired Plantation Working Interests, LLC ("PWI"), a privately-held Texas limited liability company organized on August 17, 2007, by entering into an Acquisition Agreement and Plan of Merger (collectively the "PWI Agreement") pursuant to which NFA acquired a 100% interest in PWI and other assets in exchange for a total of 21,533,352 shares of NFA common stock. Immediately following the acquisition of PWI, two former affiliated shareholders of NFA cancelled 12,360,000 unregistered shares of NFA common stock held by them. The acquisition of PWI was accounted for as a reverse merger and, therefore, the historical financial statements presented herein are those of PWI.

As a result of the acquisition of PWI, the Company obtained a 22.5% pre-payout (15% post- payout) working interest in eight oil and gas wells in Gonzales County, Texas. PWI paid a total of $750,000 during September 2007 to acquire the wells. PWI was to receive 15.75% of the net revenues from the wells until it had recovered its $750,000 cost at which time the net revenue interest was to drop to 10.5% of net revenues.

Our interest in the eight oil and gas wells acquired by PWI secured $250,000 of short-term debt at December 31, 2008, which matured on December 17, 2008. During 2009, we made a partial payment of $125,000, however at September 30, 2009, we remained in default with respect to the remaining principal and accrued interest totaling $161,388 with respect to this obligation. On June 30, 2009, the lender filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs. In October 2009, we reached a settlement agreement, whereby for a complete release and satisfaction of the unpaid principal and accrued interest the lender foreclosed on the eight oil and gas wells securing this obligation.

Concurrent with entering into the PWI Agreement, the Company purchased a 25% interest in approximately 6,700 acres in the Apclark Field of Southwestern Borden County, Texas in exchange for 12,600,000 shares of the Company's Common Stock.

Concurrent with entering into the PWI Agreement, Mssrs. William Wiseman, President, Chief Executive Officer, President and a Director of the Company, and Robert Teague, Executive Vice President, Chief Operating Officer and a Director of the Company, agreed to assign various nonmonetary assets to the Company. These nonmonetary assets consisted of a 25% working interest on leases containing the Cadillac Prospect in the Mercedes Field of Hidalgo County, Texas and a 50% working interest on leases located within the Damon Mound Field of Brazoria County, Texas, along with seismic data.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008. Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”). In consideration for the Merger, the Company issued an aggregate of 14,049,330 (the “Black Pearl Acquisition Shares”) shares of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger. Prior to the Merger Agreement, Black Pearl owned 5,418,000 shares of the Company’s Common Stock, which were cancelled in conjunction with the Merger. Black Pearl was an exploration and development company located in Midland, Texas. On July 14, 2008, Black Pearl acquired options to purchase an undivided 75% working interest in two drilling projects for total consideration of $500,000. These two projects were known as the Bourland and the Good North prospects. Concurrently with executing these options, Black Pearl entered into a note agreement with the Company for $500,000. The note bore interest at 8% per year with a maturity date of November 14, 2008, or the date at which a letter of intent to merge the Company expired. The note was cancelled in conjunction with the Merger. At the closing of the acquisition, a total of $2,000,000 in additional consideration was due to fully exercise the option to purchase the 75% working interest in the Bourland and Good North prospects. Due to our ongoing financial difficulties, we were unable to meet our continuing obligations on the Bourland and Good North prospects and in December 2009 forfeited our rights to any further exploration on this acreage and recorded an impairment charge of the costs incurred to date.

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

The operators of the properties in which the Company has a working interest are responsible for the sale and marketing of the Company’s share of production. Although management believes that we are not dependent upon any one customer, as there are numerous purchasers of crude oil and natural gas production in the industry, approximately 99% and 76% of the Company’s revenue was received from the operator of the Company’s Apclark wells for the year ended December 31, 2009 and December 31, 2008, respectively. The Company received approximately 1% and 24% of its 2009 and 2008 revenues from the operator of its Plantation wells.

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

Employees

As of December 31, 2009, we had two employees. None of our employees are members of any unions, nor have they entered into any collective bargaining agreements. We believe that our relationship with our employees is good. With the successful implementation of our business plan, we may seek additional employees in the next year to handle anticipated potential growth.

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

The shareholders of Common Stock will have only limited ability to control the Company as there are currently five million shares of Series A Preferred Shares outstanding and the Board of Directors has the ability to issue additional shares of blank check preferred.

On December 2, 2009, we entered into a Conversion Agreement (the “Conversion Agreement”) with Robert Teague (“Teague”), Vice President of Operations and a director of the Company. Pursuant to the Conversion Agreement, Teague converted $60,000 of past due wages owed to him in consideration of 5,000,000 shares of Series A Preferred Stock (the “Series A Stock”). Each share of Series A Stock is convertible, at the option of the holder, into twenty shares of common stock. In addition, the holder of the Series A Stock is entitled to vote twenty shares of common stock for each share of Series A Stock. The Series A Stock has no liquidation preference. On December 2, 2009, the shareholders of the Company, holding voting control, authorized 10,000,000 shares of Series D Preferred Shares, which will be blank check preferred shares, and 10,000,000 shares of Series E Preferred Shares, which will also be blank check preferred shares. Our Board of Directors has the authority, without further action by the stockholders, to issue from time to time the blank check preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Any issuance of preferred stock with voting rights could, under certain circumstances, have the effect of delaying or preventing a change in control of the Company by increasing the number of outstanding shares entitled to vote and by increasing the number of votes required to approve a change in control of the Company. Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, proxy contest, merger or otherwise. The ability of the Board to issue such additional shares of preferred stock, with the rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of the Company by tender offer or other means. Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price that such an attempt could cause. Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

As a result, the common shareholders ability to vote on certain matters and influence control over the Company is limited as there are currently five million shares of Series A Preferred Stock held by Robert Teague and the Board of Directors has the ability to issue additional shares of preferred shares as it deems fit.

There are a large number of shares underlying our existing debt that may be available for future sale and the sale of these shares may depress the market price of our Common Stock.

In January 2008, the Company issued 14% Senior Secured Promissory Notes to accredited investors for an aggregate principal amount of $800,000 (the “January 2008 Notes”). One accredited investor held $750,000 (the “Secured Note”) of the January 2008 Notes (the “Secured Investor). The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis. The Company’s obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas. In addition, in May 2008, the Company entered into a Securities Purchase Agreement with the Secured Investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the “May 2008 Convertible Note” and collectively with the Secured Note, the “Restructured Notes”). The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis. The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest. The May 2008 Convertible Note was convertible into the Company’s common stock, at a conversion price of $0.1871 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions. The Company was advised by Triumph Small Cap Fund, Inc. (“Triumph”) and the Secured Investor that Triumph purchased the Restructured Notes from the Secured Investor. In order to induce Triumph to convert the Restructured Notes into shares of common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the Company entered into a Letter Agreement with Triumph on December 2, 2009, pursuant to which the Restructured Notes were amended providing that Triumph may from time to time convert all or any part of the outstanding and unpaid principal amount of the Restructured Notes into shares of common stock. The Restructured Notes are convertible into common stock, at Triumph's option at $0.0025. Triumph has agreed to restrict its ability to convert the Restructured Notes and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, management is attempting to convert other debt on its balance sheet into shares of Common Stock. As a result, shareholders and potential investors should expect the continuance of the conversion of debt into shares of common stock and the resale of such shares of common stock, which, in turn will continue to depress the market price of our Common Stock.

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

We received an audit report for the year ended December 31, 2009, from our independent registered public accounting firm containing an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The Company has no significant operating history as of December 31, 2009, and since inception, the Company has not had significant revenues. Management raised additional equity and debt financing to fund operations and to provide additional working capital. However, we do not have sufficient capital for current operations through our cash position and current cash flow. To continue our growth and to fund our expansion plans we will require additional funding. There can be no assurance that we will be able to obtain such financing on attractive terms, if at all.

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

  unexpected drilling conditions;

  pressure or irregularities in formations;

  equipment failures or accidents;

  inability to obtain leases on economical terms, where applicable;

  adverse weather conditions;

  compliance with governmental requirements; and

  shortages or delays in the availability of drilling rigs or crews and the delivery of equipment.

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

  our financial resources and results;

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

  worldwide and domestic supplies of crude oil and natural gas;

  the level of consumer product demand;

  weather conditions;

  domestic and foreign governmental regulations;

  the price and availability of alternative fuels;

  political instability or armed conflict in oil producing regions;

  the price and level of foreign imports; and

  other domestic and global economic conditions.

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

Many factors could cause the market price of our Common Stock to rise and fall, including:

  actual or anticipated variations in our quarterly results of operations;

  changes in market valuations of companies in our industry;

  changes in expectations of future financial performance;

  fluctuations in stock market prices and volumes;

  issuances of Common Stock or other securities in the future;

  the addition or departure of key personnel;

  announcements by us or our competitors of acquisitions, dispositions, investments or strategic alliances; and

  the increase or decline in the price of crude oil or natural gas.

It is possible that the proceeds from sales of our Common Stock may not equal or exceed the prices you paid for it plus the costs and fees of making the sales.

Substantial sales or other issuances of our Common Stock, or the perception that such sales might occur, could depress the market price of our Common Stock.

We cannot predict whether future issuances of our Common Stock or resales in the open market will decrease the market price of our Common Stock. The impact of any such issuances or resales of our Common Stock on our market price may be increased as a result of the fact that our Common Stock is thinly, or infrequently, traded. The exercise of any options or the vesting of any restricted stock that we may grant to directors, executive officers and other employees in the future, the issuance of Common Stock in connection with acquisitions and other issuances of our Common Stock could have an adverse effect on the market price of our Common Stock. In addition, future issuances of our Common Stock may be dilutive to existing shareholders. Any sales or other issuances of substantial amounts of our Common Stock in the public market, or the perception that such sales might occur, could lower the market price of our Common Stock.

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

  excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

  the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investors losses

The Company’s management is aware of the abuses that have occurred historically in the penny stock market.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

PROPERTIES

Summary

We maintain our principal office at 3417 Mercer, Suite E, Houston, Texas 77027. Our telephone number at that office is 713-333-5808. Our current office space consists of approximately 500 square feet and our lease is on a month-to-month basis. During 2007 and 2008, we sublet space from United Production & Exploration, Inc., a company majority owned by Mr. Teague and Mr. Wiseman, executive officers and directors of the Company. In November 2008, we entered into a direct lease for our former office space for a 38-month term. The initial monthly rental totals $8,397 per month. Due to the Company’s financial difficulties the Company was required to vacate its prior space in May 2009. We remain obligated for the lease payments on our former office space.

Our crude oil and natural gas properties consist essentially of working interests owned by us in various oil and gas wells and leases located in Texas. Recapped below is a brief synopsis of each of our core areas of operation:

Apclark Field

The Company holds a 25% working interest and an 18.75% net revenue interest in this 1,258 acre producing field located in Borden County, Texas. Primary production is obtained from the Jo Mill Spraberry trend, with offset production exceeding 70 million barrels (“mmbls”) of crude oil and 80 billion cubic feet (“bcf”) of natural gas from the Jo Mill field adjacent to the Company’s acreage position. The Company participated in the drilling of two horizontal wells in the Apclark field during 2008. The Company has identified several additional drilling locations. Total production during 2009 and 2008 totaled 4,456 and 2,644 barrels of crude oil, respectively net to the Company’s interest, and total proved reserves at December 31, 2009, totaled 47,829 barrels of crude oil and 47,569 thousand cubic feet (“mcf”) of natural gas, of which 14,787 barrels of crude oil and 12,849 mcf of natural gas were proved producing reserves.

Damon Mound Field

The Company holds a 50% working interest and a 31.88% net revenue interest in this 5 acre producing field located in Brazoria County, Texas. Historically, primary production is obtained from the Miocene and Frio trend, with cumulative field production in excess of 11 mmbls. The Company has not assigned any proved reserves to this prospect as of yet.

Drilling Statistics

During 2009, we did not participate in the drilling of any wells. During 2008, we participated in drilling two gross development wells (0.5 net wells), both completed as producers and both in the Apclark Field. We did not drill any wells from our inception (August 17, 2007) through December 31, 2007.

Productive Oil and Gas Wells

At December 31, 2009, we had an interest in two gross productive oil wells (0.5 net wells).

Production, Pricing and Lease Operating Cost Data

The following table describes, for 2009 and 2008, crude oil and natural gas production, average lease operating expenses per barrel (including severance and other taxes and transportation costs) and average sales prices received by the Company:

		Average	Average
	Crude Oil	Lease Operating	Sales
	Production	Cost	Price
	(barrels)	(per barrel)	(per barrel)

Year ended
December 31, 2009	4,563	$33.05	$56.52

Year ended
December 31, 2008	3,197	$24.94	$71.80

Gross and Net Undeveloped and Developed Acreage

The following table sets out our gross and net acreage position:

Undeveloped Acreage		Developed Acreage
Gross	Net	Gross	Net
1,258	316	80	20

As of December 31, 2009, five (5) gross, three (3) net acres of the undeveloped acres expire November 5, 2010, the balance of the undeveloped acreage is held by production and currently has no expiration date.

Estimated Proved Reserves and Future Net Cash Flows

In January 2009 the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. The new rules include changes to the pricing used to estimate reserves, the option to disclose probable and possible reserves, revised definitions for proved reserves, additional disclosures with respect to undeveloped reserves, and other new or revised definitions and disclosures. In January 2010 the Financial Accounting Standards Board (FASB) amended Accounting Standards Codification (ASC) Topic 932, “Extractive Industries — Oil and Gas” to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 (collectively, the Modernization Rules) effective December 31, 2009.

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

Proved undeveloped (PUD) reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time period.

As of December 31, 2009, the Company had total estimated proved reserves of 47,829 barrels of crude oil, condensate and natural gas liquids and 47,569 mcf of natural gas, of which 14,787 barrels of crude oil and 12,849 mcf of natural gas were proved producing reserves and the balance were PUD reserves. Combined, these total estimated proved reserves are equivalent to 55,757 barrels of oil equivalent or 334,543 mcf of natural gas equivalent.

The Company emphasizes that its reported reserves are estimates which, by their nature, are subject to revision. The estimates are made using available geological and reservoir data, as well as production performance data.

Estimates of proved developed and proved undeveloped reserves as of December 31, 2009, were based on estimates made by Joe C. Neal & Associates, independent petroleum engineers. Our independent engineers, Joe C. Neal & Associates, are engaged by and provided their report to our senior management team. We make representations to the independent engineers that we have provided all relevant operating data and documents, and in turn, we review the reserve reports provided by the independent engineers to ensure completeness and accuracy. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available.

The Company’s estimates of proved reserves, proved developed reserves and proved undeveloped reserves as of December 31, 2009 and 2008, changes in estimated proved reserves during the last two years, and estimates of future net cash flows from proved reserves are contained in Note 9 — Supplemental Oil and Gas Disclosures in the Notes to Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K. Estimated future net cash flows as of December 31, 2009, were calculated using a discount rate of 10 percent per annum, end of period costs, and an unweighted arithmetic average of commodity prices in effect on the first day of each month in 2009, and held flat for the life of the production. Future net cash flows as of December 31, 2008, were estimated using commodity prices in effect at the end of that year, in accordance with the SEC guidelines in effect prior to the issuance of the Modernization Rules.

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

ITEM 4.

REMOVED AND RESERVED

None

PART II

ITEM 5.

MARKET FOR COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTC Bulletin Board. Set forth in the table below are the quarterly high and low prices of our Common Stock as obtained from the OTC Bulletin Board for 2009 and 2008.

	2009		2008
	Price Range		Price Range
	High	Low	High	Low
First Quarter	$0.115	$0.025	$1.50	$0.24
Second Quarter	0.075	0.023	0.56	0.09
Third Quarter	0.070	0.018	0.63	0.33
Fourth Quarter	0.035	0.010	0.43	0.07

The closing price of our Common Stock, as reported on the OTC Bulletin Board for April 13, 2010, was $0.006 per share, by referencing the closing average of the bid and ask prices.

Holders

As of April 13, 2010, there were approximately 169 holders of record of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various brokers, dealers, and registered clearing agencies. The transfer agent of our Common Stock is Empire Stock Transfer, Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014.

Dividend Policy

We have not declared or paid any cash dividends on our Common Stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Company’s Board of Directors.

Recent Sales of Unregistered Securities

On February 6, 2009, the Company issued 1,000,000 restricted shares of Common Stock to its former Chief Financial Officer pursuant to the terms of an Executive Employment Agreement entered into as of February 6, 2009, between the Company and its former Chief Financial Officer. The value of the 1,000,000 common shares was determined to be $65,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

On June 3, 2009, pursuant to an Employment Agreement entered on June 1, 2009, the Company issued 4,241,000 restricted shares of Common Stock to its Chief Executive Officer. The value of the 4,241,000 common shares was determined to be $127,230, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

On June 3, 2009, pursuant to an Employment Agreement entered on June 1, 2009, the Company issued 4,523,000 restricted shares of Common Stock to its Executive Vice President. The value of the 4,523,000 common shares was determined to be $135,690, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

On July 31, 2009, pursuant to the terms of the January 2008 Notes, the Company was required to issue 300,000 shares of its Common Stock as a penalty for not having repaid the outstanding borrowings. The value of the 300,000 common shares was determined to be $10,500, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as interest expense, common stock and additional paid-in capital.

During 2009, the Company issued an aggregate of 7,607,400 common shares for consulting services. The Company recognized expenses totaling $304,227 based on the fair value of the Company’s Common Stock at date of issuance.

In January 2008, the Company issued 14% Senior Secured Promissory Notes to accredited investors for an aggregate principal amount of $800,000 (the “January 2008 Notes”). One accredited investor held $750,000 (the “Secured Note”) of the January 2008 Notes (the “Secured Investor). The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis. In addition, in May 2008, the Company entered into a Securities Purchase Agreement with the Secured Investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the “May 2008 Convertible Note” and collectively with the Secured Note, the “Restructured Notes”). The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis. The May 2008 Convertible Note was convertible into the Company’s common stock, at a conversion price of $0.3742 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions. The Company was advised by Triumph Small Cap Fund, Inc. (“Triumph”) and the Secured Investor that Triumph purchased the Restructured Notes from the Secured Investor. In order to induce Triumph to convert the Restructured Notes into shares of common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the Company entered into a Letter Agreement with Triumph on December 2, 2009, pursuant to which the Restructured Notes were amended providing that Triumph may from time to time convert all or any part of the outstanding and unpaid principal amount of the Restructured Notes into shares of common stock. The Restructured Notes are convertible into common stock, at Triumph's option at $0.0025. Triumph has agreed to restrict its ability to convert the Restructured Notes and receive shares of common stock such that the number of shares of common stock held by it in the aggregate and its affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of December 31, 2009, a total of 30,080,000 shares of the Company’s Common Stock had been issued pursuant to conversion of $75,200 of principal and accrued interest under the Restructured Notes. As of April 13, 2010, conversion notices for an additional 499,500,000 shares of the Company’s Common Stock had been issued pursuant to the conversion of an additional $1,248,750 of principal and accrued interest under the Restructured Notes.

During December 2009, the Company converted $6,000 of accounts payable into 2,400,000 shares of Common Stock. As of April 13, 2010, an additional 15,199,999 shares of the Company’s Common Stock had been issued in settlement of an additional $107,530 of accounts payable.

In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") The August 2008 Notes matured on September 28, 2008. As of December 31, 2009, the Company was in default of the repayment provision with respect to the August 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the August 2008 Notes. In order to induce certain of the holders to convert their August 2008 Notes into shares of common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, as of April 13, 2010, we have entered in conversion notices to issue a total of 31,000,000 shares of the Company’s Common Stock in settlement of $77,500 of principal and accrued interest on the August 2008 Notes.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2009, the Company and the Affiliated Purchasers (as defined in Rule 10b-18(a)(3)) did not engage in any repurchases of the Company securities.

ITEM 6.

SELECTED FINANCIAL DATA

Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 6.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our Company is an independent energy company engaged primarily in the acquisition, development, production and the sale of crude oil, natural gas and natural gas liquids. Our production activities are located in the United States of America. The principal executive offices of the Company are located at 3417 Mercer, Suite E, Houston, TX 77027. Our operations were originally conducted through PWI, which held a working interest (22.5% pre-payout, 15% post-payout) in eight oil and gas wells in Gonzales County, TX.

On October 23, 2007, PWI merged with NFLA, which was the entity that survived the merger, by entering into an Acquisition Agreement and Plan of Merger (the "Acquisition Agreement"), pursuant to which NFLA acquired, through an exchange transaction, all of the issued and outstanding capital stock of privately held PWI, a 25% interest in a lease on Cadillac Prospect in Mercedes field in Hidalgo County, TX and a 50% interest in a lease on the Point Bar Prospect in the Damon Mound field in Brazoria County, TX and other properties and assets from its members and issued 21,533,352 shares of the Company’s Common Stock. In addition, on October 23, 2007, in conjunction with the Acquisition Agreement, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Lucas Energy, Inc. to acquire a 25% working interest in the ApClark field located in Borden County, TX through the issuance of 12,600,000 shares of the Company’s Common Stock. In conjunction with the transaction, NFLA amended its Articles of Incorporation to change the Company's name to Bonanza Oil & Gas, Inc., forward split its Common Stock on a 2.1 to 1 ratio, and changed its trading symbol on the Over-the-Counter Bulletin Board to "BGOI". All share amounts herein reflect the 2.1:1 forward stock split.

On January 26, 2010, the Company implemented a second forward split of the issued and outstanding shares of the Company’s Common Stock, whereby every share of the Company’s Common Stock held was exchanged for two shares of the Company’s Common Stock. All share and per share amounts reflected throughout this document also reflect the January 2010 2.0 for 1.0 forward stock split unless otherwise so indicated.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008. Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”). In consideration for the Merger, the Company issued an aggregate of 14,049,330 (the “Black Pearl Acquisition Shares”) shares of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger. Prior to the Merger Agreement, Black Pearl owned 5,418,000 shares of the Company, which were cancelled in conjunction with the Merger.

Black Pearl was an exploration and development company located in Midland, Texas. On July 14, 2008, Black Pearl acquired options to purchase an undivided 75% working interest in two drilling projects for total consideration of $500,000. These two projects were known as the Bourland and the Good North prospects. Concurrently with executing these options, Black Pearl entered into a note agreement with the Company for $500,000. The note bore interest at 8% per year with a maturity date of November 14, 2008, or the date at which a letter of intent to merge the Company expired. The note was cancelled in conjunction with the Merger. At the closing of the acquisition, a total of $2,000,000 in additional consideration was due to fully exercise the option to purchase the 75% working interest in the Bourland and Good North prospects.

Due to our ongoing financial difficulties, we were unable to meet our continuing obligations on the Bourland and Good North prospects and in December 2009 forfeited our rights to any further exploration on this acreage and recorded an impairment charge of the costs incurred to date at December 31, 2009.

Furthermore, our interest in the eight oil and gas wells acquired by PWI secured $250,000 of short-term debt at December 31, 2008, which matured on December 17, 2008. During 2009, we made a partial payment of $125,000, however at September 30, 2009, we remained in default with respect to the remaining principal and accrued interest totaling $161,388 with respect to this obligation. On June 30, 2009, the lender filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs. In October 2009, we reached a settlement agreement, whereby for a complete release and satisfaction of the unpaid principal and accrued interest the lender foreclosed on the eight oil and gas wells securing this obligation.

The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $15,940,953 at December 31, 2009. Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available, (b) converting debt and accounts payable into common shares (c) increasing our current production (d) continuing development drilling or farming out our interest in our proved, undeveloped properties and (e) controlling overhead and expenses.

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

Results of Operations

	For the Year Ended
	December 31,
	2009	2008
REVENUES:
Crude oil sales	$257,897	$229,579
	257,897	229,579
OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	93,947	399,289
Additional	6,485,455	3,920,764
Lease operating expenses	142,993	71,760
Severance and other taxes	11,260	10,584
General and administrative	1,498,294	1,467,659
Loss on conversion of debt and accounts payable	386,120	-
Financing costs, net	518,129	1,224,930
	9,136,198	7,094,986
OPERATING LOSS	(8,878,301)	(6,865,407)
Provision for income taxes	-	-
NET LOSS	$(8,878,301)	$(6,865,407)

During the years ended December 31, 2009 and 2008, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008. During the year ended December 31, 2008, the Company also realized production from three of its eight wells in the Plantation field, while in 2009 the Company only realized such production during the first three months of the year. During the years ended December 31, 2009 and 2008, the Company had total sales, net to its interest, of 4,563 and 3,197 barrels of crude oil, respectively, and realized average prices of $56.52 and $71.80, respectively. During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $33.05 and $24.94 per barrel, respectively, resulting in netbacks to the Company of $23.47 and $46.86 per barrel, respectively.

The oil and gas industry as a whole experienced a year of extremes in 2008. Crude oil and natural gas prices climbed precipitously in the first half of the year, only to pull back in the third quarter before collapsing in the fourth quarter. Global demand continued to stay weak during early 2009 and only started to rebound in the latter half of the year.

Recurring depreciation, depletion and amortization expense totaled $93,947 and $399,289 for the years ended December 31, 2009 and 2008, respectively, most of which is attributable to depletion on our Apclark field and Plantation field producing properties. In addition, despite higher realized prices during 2008, the low oil and gas prices in effect at the end of the year resulted in a $3,920,764 non-cash write-down of the carrying value of Company’s proved oil and gas properties. As a result of our ongoing financial difficulties, we forfeited our right to develop the Bourland and Good North prospects and were required to include the capitalized cost incurred in securing those assets in our amortization base. As a result, we were required to record an additional $6,485,455 non-cash write-down of the carrying value of our proved oil and gas properties at December 31, 2009. See Note 2 — Summary of Significant Accounting Policies in this Form 10-K – to our consolidated financial statements.

For the years ended December 31, 2009 and 2008, general and administrative expenses totaled $1,498,294 and $1,467,659, respectively. For 2009, these expenses consisted primarily of payroll and other personnel expenses ($447,129), stock compensation ($327,920), legal and other business consulting expenses ($386,182), audit and accounting services ($100,500) and rent expense ($88,111). For 2008, these expenses were comprised primarily of non-cash charges resulting from the issuance of 1,475,000 shares of the Company’s Common Stock to consultants for services provided ($568,500), payroll and other personnel expenses ($422,668), legal expenses ($171,204) and audit and accounting services ($86,777).

On December 2, 2009, the Company entered into a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal and accrued interest due into 30,080,000 shares of the Company’s Common Stock. The Company recognized a loss of $347,720 on conversion as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion. In addition, during December 2009, we issued 2,400,000 of the Company’s Common Stock in settlement of $6,000 of accounts payable. We recognized a loss of $38,400 on conversion as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

Financing costs, net for the years ended December 21, 2009 and 2008, totaled $518,129 and $1,224,930, respectively. The Company capitalized $458,353 and $208,690 of interest associated with unproved properties during the years ended December 31, 2009 and 2008, respectively. The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

At December 31, 2009, we had cash on hand of $9,892 and a working capital deficit of $3,753,491 consisting primarily of $2,542,528 of short-term debt, representing $2,569,800 face value of all of our debt outstanding less $27,272 of unamortized discount and $1,223,444 of accounts payable and other accrued expenses.

We have raised net proceeds of $6,093,723 in various debt and equity financings since our inception (August 17, 2007), including $771,130 since January 1, 2009, and have used the majority of the net proceeds to successfully begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of our interest in the Plantation field, initial payments on the Bourland and Good North prospects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

Net cash used in operating activities for the year ended December 31, 2009, totaled $314,874 and consisted primarily of the net loss of $8,878,301, net of non-cash charges totaling $6,579,402 related to depreciation, depletion and amortization expense, including $6,485,455 of non-cash ceiling limitation required writedown, $518,129 related to the amortization of deferred financing fees and discount on outstanding debt, $386,120 loss on conversion of debt and accounts payable into shares of the Company’s common stock, $327,920 in stock-based compensation, $304,227 related to the fair value of common shares issued for consulting services, and $53,000 non-cash charge for the value of the Company’s common shares issued as a charitable contribution. The Company also had $394,629 of other working capital changes. Net cash used in operating activities for the year ended December 31, 2008, totaled $1,059,414 and consisted primarily of the net loss of $6,865,407, net of non-cash charges totaling $4,320,053 related to depreciation, depletion and amortization expense, including $3,920,764 of non-cash ceiling limitation required writedown, $568,500 related to the fair value of common shares issued for consulting services and $1,225,143 related to the amortization of deferred financing fees and discount on outstanding debt. The Company also had $307,703 of other working capital changes, primarily consisting of drilling costs advanced.

Net cash used in investing activities for the year ended December 31, 2009, totaled $32,170 and consisted primarily of the payments made by the Company on outstanding amounts due for its initial drilling activity in its Apclark field. Net cash used in investing activities for the year ended December 31, 2008, totaled $3,289,555 and consisted primarily of the Company’s drilling activity in its Apclark field and the initial payments on the Bourland and Good North prospects.

Net cash provided by financing activities for the year ended December 31, 2009, resulted from the issuance of several notes payable during the year. Net cash provided by financing activities for the year ended December 31, 2008, totaled $4,198,493 and consisted of $2,188,493 in net proceeds from the Company’s equity offering and the issuance of several notes payable during the year. The Company incurred $56,370 and $90,000 of cash issue costs related to the issuance of various debt instruments during the years ended December 31, 2009 and 2008, respectively. See Note 4 to the Company’s Consolidated Financial Statements for a complete discussion of the note issuances and Note 5 for a complete discussion of the equity issuances.

We are in default on the January 2008 Notes

In January 2008, we entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 320,000 shares of our Common Stock. The January 2008 Notes matured on January 31, 2009. Under the terms of the January 2008 Notes, as a result of their non-repayment as of July 31, 2009, we were obligated to issue an additional 300,000 shares of our Common Stock as an additional interest payment. We issued the additional 300,000 shares of Common Stock in August 2009.

We are in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. On December 2, 2009, we entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the terms of the $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal and accrued interest due into 30,080,000 shares of our Common Stock. As of April 13, 2010, we have entered into conversion agreements whereby an additional $868,750 of principal and accrued interest on the January 2008 Notes has been, or will be, converted into 347,500,000 million shares of our Common Stock

We have not cured the underlying default with respect to any of the January 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of our Common Stock and are in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

We are in default on the May 2008 Convertible Note

In May 2008, we entered into a Securities Purchase Agreement with an accredited investor providing for the sale of an 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 750,000 shares of our Common Stock, a Series A Common Stock Purchase Warrant to purchase 1,500,000 shares of our Common Stock (the “Series A May Warrant”) and a Series B Common Stock Purchase Warrant to purchase 1,500,000 shares of our Common Stock (the “Series B May Warrant”). The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis. The May 2008 Convertible Note was convertible into our Common Stock, at a conversion price of $0.1871 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions.

We have not made any required interest payment since March 31, 2009, and we were unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. On December 2, 2009, we entered into a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of our Common Stock during the year ended December 31, 2009. As of April 13, 2010, we have entered into conversion agreements whereby a total of $380,000 principal and accrued interest of the May 2008 Convertible Note has been, or will be, converted into 152,000,000 shares of our Common Stock.

We have not cured the default with respect to the May 2008 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of our Common Stock and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2008 Convertible Note.

We are in default on the August 2008 Notes

In August 2008, we entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes"). The August 2008 Notes matured on September 28, 2008.

We are in default of the repayment provision with respect to the August 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although we are actively seeking additional financing, began, in 2010, to convert principal and accrued interest into shares of our Common Stock and are in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the August 2008 Notes. Pursuant to the terms of the August 2008 Notes, we are required to issue to the holders of the August 2008 Notes, a total of 250,000 warrants to purchase shares of our Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. In order to induce certain of the holders to convert their August 2008 Notes into shares of common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, as of April 13, 2010, we have entered in conversion notices to issue a total of 31,000,000 shares of the Company’s Common Stock in settlement of $77,500 of principal and accrued interest on the August 2008 Notes.

We are in default on the October 2008 Note

On October 17, 2008, we entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note"). The October 2008 Notes matured on November 17, 2008.

We are in default of the repayment provision with respect to the October 2008 Note; however, the lender has not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the October 2008 Note. Pursuant to the terms of the October 2008 Notes, we are required to issue to the holders of the October 2008 Notes, a total of 25,000 warrants to purchase shares of our Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes.

We are in default on the May 2009 Note

On May 26, 2009, we entered into a 16% Unsecured Promissory Note with an accredited investor for an aggregate principal amount of $340,000 (the "May 2009 Note"). The May 2009 Note matured on August 24, 2009. In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, could convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.05 per share.

We are in default of the repayment provision with respect to the May 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2009 Note.

We are in default on the July 2009 Note

On July 16, 2009, we issued an unsecured promissory note to an accredited investor providing for a loan of $40,000 (the “July 2009 Note”). The July 2009 Note matured on October 13, 2009.

We are in default of the repayment provision with respect to the July 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the July 2009 Note.

We are in default on the November 10, 2009 Note

On November 10, 2009, we entered into a loan agreement with an accredited investor providing for a loan of $50,000 (the “November 10, 2009 Note”). The November 10, 2009 Note matured on December 31, 2009.

We are in default of the repayment provision with respect to the November 10, 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the November 10, 2009 Note.

We are in default on the November 30, 2009 Note

On November 30, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $15,000 (the “November 30, 2009 Note”). The November 30, 2009 Note matured on April 1, 2010.

We are in default of the repayment provision with respect to the November 30, 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the November 30, 2009 Note.

Capital Expenditures and 2010 Outlook

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

Contractual Obligations

We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent future cash payments that we are required to make and relate primarily to notes payable and accounts payable, all of which are due currently and which are reflected on the Company’s Consolidated Balance Sheet at December 31, 2009, found in Item 15 in this Form 10-K. The Company does have an operating lease obligation with annual payments totaling $103,790 in 2010, $108,321 in 2011 and $36,610 in 2012. The Company expects to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

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

The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of December 31, 2009, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations. The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates. As of December 31, 2009, our asset retirement obligation was not significant.

Reserve Estimates

Our estimate of proved reserves is based on the quantities of oil and gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. For example, we must estimate the amount and timing of future operating costs, severance taxes, development costs and workover costs, all of which may in fact vary considerably from actual results. In addition, as prices and cost levels change from year to year, the estimate of proved reserves also changes. Any significant variance in these assumptions could materially affect the estimated quantity and value of our reserves. As such, our reserve engineers review and revise our reserve estimates at least annually.

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

Revenue Recognition

We recognize oil and natural gas revenue under the sales method of accounting for our interests in producing wells as crude oil and natural gas is produced and sold from those wells. Crude oil and natural gas sold is not significantly different from our share of production. We recognize revenue upon transfer of ownership of the product to the customer which occurs when (i) the product is physically received by the customer, (ii) an invoice is generated which evidences an arrangement between the customer and us, (iii) a fixed sales price has been included in such invoice and (iv) collection from such customer is probable.

Income Taxes

We use the liability method for accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The realizability of deferred tax assets are evaluated annually and a valuation allowance is provided if it is more likely than not that the deferred tax assets will not give rise to future benefits in our tax returns.

Our estimates are based on the information available to it at the time that we prepare the income tax provision. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

At Inception (August 17, 2007), we adopted the provisions of ASC Topic 740 “Income Taxes,” which is intended to clarify the accounting for income taxes prescribing a minimum recognition threshold for a tax provision before being recognized in the consolidated financial statements. Topic 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result, we concluded we do not have any unrecognized tax benefits or any additional tax liabilities after applying Topic 740. The adoption of Topic 740 therefore had no impact on our consolidated financial statements. See Note 6 to the Company’s consolidated financial statement for further discussion.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

William Wiseman, the Company’s Chairman and Chief Executive Officer, in his capacity as principal executive officer, and Robert Teague, the Company’s Vice President, in his capacity as principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, the end of the period covered by this report. Based on that evaluation and as of the date of that evaluation, these officers concluded that the Company’s disclosure controls and procedures were effective, providing effective means to ensure that the information we are required to disclose under applicable laws and regulations is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. We also made no changes in internal controls over financial reporting during the quarter ending December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

This annual report on Form 10-K does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting during the quarter ending December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Names	Ages	Titles

William Wiseman	56	Chairman of the Board, Chief Executive Officer and President

Robert Teague	62	Director, Executive Vice President and Chief Operating Officer

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

Audit Committee

     We do not have an Audit Committee, as our Board of Directors during 2009 performed the same functions as an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the years ended 2008 and 2009, the officers and directors filed all of their respective Section 16(a) reports on a timely basis except that Robert Teague, a Director and Vice President of Operations, and William Wiseman, the Chairman of the Board of Directors, Chief Executive Officer and President, failed to file Form 4s. Mr. Teague failed to file a Form 4 relating to the transfer of 1,398,000 common shares on September 23, 2008, the receipt of 4,523,000 common shares pursuant to his employment contract on June 3, 2009, the transfer of 2,800,000 common shares on June 3, 2009, and the transfer of 1,877,002 common shares on July 24, 2009. Mr. Wiseman failed to file a Form 4 relating to the transfer of 1,066,000 shares on September 23, 2008, the receipt of 4,241,000 common shares pursuant to his employment contract on June 3, 2009, the transfer of 2,850,000 common shares on June 3, 2009, and the transfer of 1,200,000 common shares on July 24, 2009. Each of the parties are currently working to update all filings.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers, the only employees of the Company, for the last two fiscal years:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Stock Options ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)

William Wiseman, Chairman of the Board,	2009	$180,000		$-	$127,230	$-	$-	$-	$-	$307,230
Chief Executive Officer and President	2008	$140,000	(1)	$-	$-	$-	$-	$-	$5,516	$145,516

Robert Teague, Director and Vice President,	2009	$180,000		$-	$135,690	$-	$-	$-	$-	$315,690
Operations	2008	$140,000	(1)	$-	$-	$-	$-	$-	$1,461	$141,461

G. Wade Stubblefield, Former Chief Financial	2009	$39,097		$-	$65,000	$-	$-	$-	$-	$104,097
Officer (2)	2008	$27,000		$-	$-	$-	$-	$-	$-	$27,000

Ran Furman, Former Director and Chief Financial Officer (3)	2008	$54,000		$-	$-	$-	$-	$-	$-	$54,000

(1)	Mr. Wiseman and Mr. Teague's salaries were each $120,000 per year effective October 1, 2007. Effective September 1, 2008, each of their annual salaries were increased to $180,000 per year.
(2)	Mr. Stubblefield's employment with the Company began August 18, 2008. Mr. Stubblefield resigned his position on July 17, 2009.
(3)	Mr. Furman resigned as a Director and Chief Financial Officer effective August 18, 2008. Mr. Furman assisted with the transition to Mr. Stubblefield until September 30, 2008.
(4)	All Other Compensation consists of, for the periods presented, the value of health benefits provided by the Company to Mr. Wiseman and Mr. Teague.

Equity Compensation Plan Information

During 2009, the Company issued 4,241,000 shares of Common Stock to Mr. Wiseman, 4,523,000 shares of Common Stock to Mr. Teague and 1,000,000 shares of Common Stock to Mr. Stubblefield pursuant to their employment contracts. The Company did not issue any equity compensation during the two years ended December 31, 2008 and 2007, and did not have any equity awards outstanding at the end of either period.

Director Compensation

Directors currently serve without cash compensation and without other fixed remuneration although we may consider providing cash and or stock options to our Directors in the future.

Employment and Other Agreements

On February 6, 2009, the Company and G. Wade Stubblefield, the Company’s Chief Financial Officer and Senior Vice President, entered into an Executive Employment Agreement for a term of five years. Pursuant to the agreement, the parties agreed that Mr. Stubblefield would receive:

  An annual salary of $72,000;

  A signing bonus consisting of 1,000,000 shares of common stock; and

  A bonus as established by the Company’s Compensation Committee, or Board of Directors in lieu thereof.

If Mr. Stubblefield was terminated for something other than cause or his disability, then Mr. Stubblefield was entitled to receive severance representing 24 months of his then base salary. If Mr. Stubblefield was terminated for cause or was disabled for a period of six consecutive months or six months aggregate during any 12 month period, the Company was not required to make any further payments to Mr. Stubblefield. On July 17, 2009, Mr. Stubblefield voluntarily terminated his employment with the Company.

On June 1, 2009, the Company and William Wiseman, the Company’s President and Chief Executive Officer, entered into an Executive Employment Agreement for a term of one year. Pursuant to the agreement, the parties agreed that Mr. Wiseman shall receive:

  An annual salary of $180,000;

  An incentive salary equal to 2.5% of the adjusted net profits of the Company beginning with the Company's yearend 2008 and each fiscal year thereafter during the term of this Agreement. "Adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with generally accepted accounting practices by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this Agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses (including, but not limited to, gains or losses on disposition of assets); (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The determination of the adjusted net profits made by the independent accounting firm employed by the Company shall be final and binding upon Mr. Wiseman and Company. The incentive salary payment shall be made within thirty (30) days after the Company's independent accounting firm has concluded its audit. If the final audit is not prepared within ninety (90) days after the end of the fiscal year, then Company shall make a preliminary payment equal to fifty percent (50%) of the amount due based upon the adjusted net profits preliminarily determined by the independent accounting firm, subject to payment of the balance, if any, promptly following completion of the audit by the Company's independent accounting firm. The maximum incentive salary payable for any one year shall not exceed $250,000.00 of the then applicable base salary of Mr. Wiseman; and

  In so far as approved by the Board of Directors, to the extent Mr. Wiseman receives restricted stock in the Company, based on certain milestones and other transactions contained herein:

1.

The completion of any merger, purchase or sale with assets in excess of $1 million gross dollars, Mr. Wiseman shall receive 2 million shares of restricted stock or an equivalent number of shares so that Mr. Wiseman maintains a 12.5% equity in the Company.

2.

Transactions whereas the Mr. Wiseman transfers existing shares to others for benefit of the Company, then the Company will issue like shares, commensurate of shares transferred by Mr. Wiseman at a reasonable date thereafter the transaction.

3.

The stock will accelerate vesting in order to become fully vested upon Mr. Wiseman’s termination of his employment for a Change of Control, upon termination of his employment for Good Reason or upon termination of his employment by the Company without Cause (as defined therein).

If Mr. Wiseman is terminated for something other than cause or his disability, then Mr. Wiseman is entitled to receive severance representing the greater of one year or the remaining term of his agreement of his then base salary. If Mr. Wiseman is terminated for cause or is disabled for a period of ninety consecutive days or six months aggregate during any 12 month period, the Company is not required to make any further payments to Mr. Wiseman.

On June 1, 2009, the Company and Robert Teague, the Company’s Executive Vice President and Chief Operating Officer, entered into an Executive Employment Agreement for a term of one year. Pursuant to the agreement, the parties agreed that Mr. Teague shall receive:

  An annual salary of $180,000;
  An incentive salary equal to 2.5% of the adjusted net profits of the Company beginning with the Company's yearend 2008 and each fiscal year thereafter during the term of this Agreement. "Adjusted net profit" shall be the net profit of the Company before federal and state income taxes, determined in accordance with generally accepted accounting practices by the Company's independent accounting firm and adjusted to exclude: (i) any incentive salary payments paid pursuant to this Agreement; (ii) any contributions to pension and/or profit sharing plans; (iii) any extraordinary gains or losses (including, but not limited to, gains or losses on disposition of assets); (iv) any refund or deficiency of federal and state income taxes paid in a prior year; and (v) any provision for federal or state income taxes made in prior years which is subsequently determined to be unnecessary. The determination of the adjusted net profits made by the independent accounting firm employed by the Company shall be final and binding upon Mr. Teague and Company. The incentive salary payment shall be made within thirty (30) days after the Company's independent accounting firm has concluded its audit. If the final audit is not prepared within ninety (90) days after the end of the fiscal year, then Company shall make a preliminary payment equal to fifty percent (50%) of the amount due based upon the adjusted net profits preliminarily determined by the independent accounting firm, subject to payment of the balance, if any, promptly following completion of the audit by the Company's independent accounting firm. The maximum incentive salary payable for any one year shall not exceed $250,000.00 of the then applicable base salary of Mr. Teague; and

  In so far as approved by the Board of Directors, to the extent Mr. Teague receives restricted stock in the Company, based on certain milestones and other transactions contained herein:
1.

The completion of any merger, purchase or sale with assets in excess of $1 million gross dollars, Mr. Teague shall receive 2 million shares of restricted stock or an equivalent number of shares so that Mr. Teague maintains a 12.5% equity in the Company.

2.

Transactions whereas the Mr. Wiseman transfers existing shares to others for benefit of the Company, then the Company will issue like shares, commensurate of shares transferred by Mr. Wiseman at a reasonable date thereafter the transaction.

3.

The stock will accelerate vesting in order to become fully vested upon Mr. Teague’s termination of his employment for a Change of Control, upon termination of his employment for Good Reason or upon termination of his employment by the Company without Cause (as defined therein).

If Mr. Teague is terminated for something other than cause or his disability, then Mr. Teague is entitled to receive severance representing the greater of one year or the remaining term of his agreement of his then base salary. If Mr. Teague is terminated for cause or is disabled for a period of ninety consecutive days or six months aggregate during any 12 month period, the Company is not required to make any further payments to Mr. Teague.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 13, 2010:

  by each person who is known by us to beneficially own more than 5% of our common stock;

  by each of our officers and directors; and

  by all of our officers and directors as a group

		Shares Beneficially
	Title	Owned (1)
Name and Address of Beneficial Owner	of Class	Number	%

Robert Teague	Common Stock	105,243,000 (2)	15.5%
3417 Mercer, Suite E
Houston, TX 77027

William Wiseman	Common Stock	5,440,002	0.9%
3417 Mercer, Suite E
Houston, TX 77027

All directors and executive officers as a group (2 persons)		110,683,002	16.4%

(1)

Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of April 13, 2010, and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants, options or convertible securities are currently exercisable or convertible within 60 days of April 13, 2010, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Unless otherwise indicated, the persons in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 580,252,033 shares of Common Stock outstanding as of April 13, 2009. All information is based upon information furnished by the persons listed or otherwise available to the Company.

(2)	Includes 100,000,000 shares of Common Stock issuable upon conversion of 5,000,000 shares of Series A-1 Preferred Stock

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

In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 500,000 shares of the Company’s Common Stock. An entity controlled by the Company’s former Chief Financial Officer purchased $50,000 of the August 2008 Notes. The August 2008 Notes matured on September 28, 2008. In the event that the August 2008 Notes were not repaid by September 28, 2008, the Company became required to issue 500,000 shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Shares”).

In October 2008, and prior to the issuance of the either the 500,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes. In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 500,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”). The

August 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes an aggregate of 250,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”). The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance.

As of April 13, 2010, the Company had not repaid any of the amounts due under the August 2008 Notes. As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 250,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. As a participant in the above transaction, the entity controlled by the Company’s former Chief Financial Officer has acquired warrants to acquire 575,000 shares of the Company’s Common Stock.

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

The aggregate fees billed by Weaver and Tidwell, for professional services rendered for the audits of our annual financial statements for the years ended December 31, 2009 and 2008, and for the review of the financial statements included in our Quarterly Report on Form 10-Q for each of the three quarters ended March 31, 2009, June 30, 2009, and September 30, 2009 totaled $100,500.

Audit Related Fees

None

Tax Fees

None

The Company’s Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

PART IV

  ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Articles of Incorporation of Bonanza Oil and Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006)

3.2	Articles of Merger (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2008)

3.3	Bylaws of Bonanza Oil and Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006)

3.4	Certificate of Amendment for the State of Nevada filed November 9, 2009 (incorporated by reference to the Schedule 14C filed with the Securities and Exchange Commission on January 6, 2010)

4.1	Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2007)

4.2

14% Senior Asset Backed Secured Promissory Note dated December 17, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2007)

4.3*	Form of 14% Senior Secured Promissory Note dated January 31, 2008

4.4*	Form of Securities Purchase Agreement dated January 31, 2008

4.5	Securities Purchase Agreement dated May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)

4.6	8% Convertible Note issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)

4.7	Series A Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)

4.8	Series B Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)

4.9	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)

4.10	Form of Series A June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)

4.11	Form of Series B June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)

4.12	Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)

4.13	Form of 12% Promissory Note dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)

4.14

Amendment No. 1 to the Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)

4.15	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)

4.16	Bridge Loan Letter Agreement dated February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

4.17	14% Promissory Note issued February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

4.18	16% Promissory Note issued May 26, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2009)

4.19	Bridge Loan Letter Agreement dated July 8, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

4.20	Bridge Loan Letter Agreement dated September 18, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

4.21*	Form of Convertible Note issued October 2009

4.22	Bridge Loan Letter Agreement dated November 10, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

4.23*	Bridge Loan Letter Agreement dated November 30, 2009

4.24*	Convertible Note issued December 14, 2009

4.25*	Bridge Loan Letter Agreement dated December 31, 2009

4.26*	Convertible Note issued January 28, 2010

4.27*	Promissory Note issued April 12, 2010 to Mirus Capital Management LLC

4.28*	Promissory Note issued April 12, 2010 to Triumph Small Cap Fund Ltd.

10.1

Asset Purchase Agreement between National Filing Agents, Inc. and Lucas Energy, Inc. dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)

10.2

Agreement and Plan of Merger between Bonanza Oil & Gas, Inc., Borland Good North, Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy, Inc. dated July 18, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008)

10.3

Executive Employment Agreement between G. Wade Stubblefield and Bonanza Oil and Gas, Inc. (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

10.4

Executive Employment Agreement between William Wiseman and Bonanza Oil and Gas, Inc., (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

10.5

Executive Employment Agreement between Robert L. Teague and Bonanza Oil and Gas, Inc., (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

10.6

Conversion Agreement between Bonanza Oil & Gas, Inc. and Robert Teague dated December 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

10.7

Letter Agreement between Bonanza Oil & Gas, Inc. and Triumph Small Cap Fund Ltd. dated December 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

10.8

Agreement between Bonanza Oil & Gas, Inc. and Whalehaven Capital Fund Limited, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

10.9

Letter Agreement between Bonanza Oil & Gas, Inc. and Triumph Small Cap Fund Ltd. dated January 29, 2010, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 9, 2010)

10.10

Contract by and between Bonanza Oil & Gas, Inc. and Diversified Group, LLC dated March 24, 2010, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2010)

10.11

Assignment by and between Bonanza Oil & Gas, Inc. and Diversified Group, LLC dated March 18, 2010, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2010)

10.12*	Bonanza Accounts Receivable Agreement by and between Westerly Exploration, Inc. and Bonanza Oil and Gas, Inc.

10.13*	Form of Westerly Debt Conversion Agreement

14.1

Code of Ethics and Business Conduct for Officers, Directors and Employees of Bonanza Oil & Gas, Inc. (incorporated by reference to the Amendment No. 1 to the Annual Report on Form 10- K/A filed with the Securities and Exchange Commission on April 29, 2009)

23.1*	Consent of Joe C. Neil & Associates
31.1*	Certification of Principal Executive Officer
31.2*	Certification of Principal Financial Officer
32.1*	Certification of Principal Executive Officer and Principal Financial Officer

*Filed herewith

(b) See (a) 3. above
(c) See (a) 2. above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

BONANZA OIL & GAS, INC.

BY: /s/William Wiseman
        William Wiseman
        President and Chief Executive Officer
       (Principal Executive Officer)

BY: /s/Robert Teague
       Robert Teague
       Executive Vice President and Chief Operating
      Officer
     (Principal Financial and Accounting Officer)

Dated: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William Wiseman	Chairman of the Board, Chief	April 15, 2010
William Wiseman	Executive Officer and President
(principal executive officer)

/s/ Robert Teague	Executive Vice President, Chief	April 15, 2010
Robert Teague	Operating Officer and Director
(principal financial officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bonanza Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheets of Bonanza Oil & Gas, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2009 and 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bonanza Oil & Gas, Inc. and Subsidiaries at December 31, 2009 and 2008, and the related consolidated results of operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
April 14, 2010

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,892	$3,881
Accounts receivable	-	5,068
Drilling advances	-	395,350
Other	89	152,900
	9,981	557,199
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	11,617,669	4,941,803
Unproved properties	488,444	7,599,369
Other	9,669	11,679
	12,115,782	12,552,851
Less: Accumulated depreciation, depletion and amortization	(10,905,081)	(4,325,679)
	1,210,701	8,227,172
	$1,220,682	$8,784,371
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$680,459	$138,389
Accrued operating expenses	419,004	52,224
Accrued exploration and development expenditures	123,981	1,558,408
Notes payable, net of $27,272 and $250,296 of unamortized
discount at December 31, 2009 and 2008, respectively	2,540,028	2,099,704
	3,763,472	3,848,725
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
5,000,000 shares issued and outstanding as of December 31, 2009	5,000	-
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series D, $0.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series E, $0.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized;
124,352,034 and 72,200,634 issued and outstanding, respectively	124,352	72,200
Additional paid-in capital	13,268,811	11,926,098
Accumulated deficit	(15,940,953)	(7,062,652)
	(2,542,790)	4,935,646
	$1,220,682	$8,784,371

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS

	For the Year Ended
	December 31,
	2009	2008
REVENUES:
Crude oil sales	$257,897	$229,579
	257,897	229,579
OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	93,947	399,289
Additional	6,485,455	3,920,764
Lease operating expenses	142,993	71,760
Severance and other taxes	11,260	10,584
General and administrative	1,498,294	1,467,659
Loss on conversion of debt and accounts payable	386,120	-
Financing costs, net	518,129	1,224,930
	9,136,198	7,094,986
OPERATING LOSS	(8,878,301)	(6,865,407)
Provision for income taxes	-	-
NET LOSS	$(8,878,301)	$(6,865,407)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.11)	$(0.11)

Weighted average number of common shares
outstanding - basic and fully diluted	83,708,079	61,769,414

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
							Total
	Preferred Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
BALANCE AT DECEMBER 31, 2007	-	$-	51,299,308	$51,300	$2,735,300	$(197,245)	$2,589,355
Common shares issued with the
January 2008 Notes	-	-	320,000	320	119,680	-	120,000
Common shares issued for
consulting services - April 9, 2008	-	-	150,000	150	52,350	-	52,500
Common shares issued for
consulting services - May 7, 2008	-	-	1,200,000	1,200	154,800	-	156,000
Common shares issued for
consulting services - May 15, 2008	-	-	1,600,000	1,600	358,400	-	360,000
Common shares issued with the
May 2008 Convertible Note	-	-	750,000	750	98,712	-	99,462
Fair value of beneficial conversion feature
of the May 2008 Convertible Note	-	-	-	-	305,576	-	305,576
Fair value of warrants to acquire common shares
issued with the May 2008 Convertible Note	-	-	-	-	278,844	-	278,844
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	-	-	569,606	-	569,606
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	-	-	29,180	-	29,180
Common shares issued in the acquisition of
Black Pearl Energy, Inc.	-	-	14,049,330	14,048	8,204,810	-	8,218,858
Common shares retired in the acquisition of
Black Pearl Energy, Inc.	-	-	(5,418,000)	(5,418)	(3,161,404)	-	(3,166,822)
Equity offerings, net	-	-	8,249,996	8,250	2,180,243	-	2,188,493
Net loss	-	-	-	-	-	(6,865,407)	(6,865,407)
BALANCE AT DECEMBER 31, 2008	-	$-	72,200,634	$72,200	$11,926,098	$(7,062,652)	$4,935,646
Common shares issued for
consulting services	-	-	7,607,400	7,608	296,619	-	304,227
Common shares issued as penalty upon default
of the January 2008 Notes	-	-	300,000	300	10,200	-	10,500
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	-	-	98,873	-	98,873
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	-	-	9,885	-	9,885
Fair value of warrants to acquire common shares
issued with the May 2009 Note	-	-	-	-	33,139	-	33,139
Preferred Shares - Series A issued in lieu
of compensation	5,000,000	5,000	-	-	55,000	-	60,000
Common shares issued as charitable contribution	-	-	2,000,000	2,000	51,000	-	53,000
Common shares issued in conversion
of notes payable and accounts payable	-	-	32,480,000	32,480	434,840	-	467,320
Fair value of beneficial conversion feature
of Convertible Notes	-	-	-	-	35,001	-	35,001
Stock Compensation	-	-	9,764,000	9,764	318,156	-	327,920
Net loss	-	-	-	-	-	(8,878,301)	(8,878,301)
BALANCE AT DECEMBER 31, 2009	5,000,000	$5,000	124,352,034	$124,352	$13,268,811	$(15,940,953)	$(2,542,790)

The accompanying notes are an integral part of these consolidated financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES STATEMENTS OF CONSOLIDATED CASH FLOWS

	For the Year Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,878,301)	$(6,865,407)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, depletion and amortization	6,579,402	4,320,053
Amortization of deferred financing costs	518,129	1,225,143
Loss on conversion of debt and accounts payable	386,120	-
Stock-based compensation	327,920	-
Fair value of shares issued for consulting services	304,227	568,500
Fair value of shares issued for charitable contribution	53,000	-
Changes in operating assets and liabilities:
Accounts receivable	5,068	420
Drilling advances	-	(462,193)
Other current assets	36,037	(1,562)
Accounts payable and accrued expenses	353,524	155,632
Net cash used in operating activities	(314,874)	(1,059,414)
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	(32,170)	(2,892,876)
Proceeds from sale of unproved oil and gas property	-	115,000
Additions to other property and equipment	-	(11,679)
Issuance of Black Pearl Energy, Inc. note receivable	-	(500,000)
Net cash used in investing activities	(32,170)	(3,289,555)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	827,500	2,100,000
Repayment of notes payable	(418,075)	-
Debt issue costs	(56,370)	(90,000)
Proceeds from equity issuances, net	-	2,188,493
Net cash provided by financing activities	353,055	4,198,493
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,011	(150,476)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,881	154,357
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,892	$3,881

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$30,000	$158,027
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of equity issued upon conversion of
notes and accounts payable	$138,700	$-
Disposition of oil and gas property for debt forgiveness	$161,389	$-
Acquisition of oil and gas property for common shares	$-	$5,052,036
Non-cash exploration and development activities	$(1,261,553)	$1,671,262
Foregiveness of Black Pearl Energy, Inc. note receivable	$-	$500,000
Fair value of common shares and warrants to purchase common
shares issued with notes payable	$152,397	$1,402,668

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

On October 23, 2007, NFA acquired Plantation Working Interests, LLC ("PWI"), a privately-held Texas limited liability company organized on August 17, 2007, by entering into an Acquisition Agreement and Plan of Merger (collectively the "PWI Agreement") pursuant to which NFA acquired a 100% interest in PWI and other assets in exchange for 10,766,676 shares of NFA common stock. Immediately following the acquisition of PWI, two former affiliated shareholders of NFA, cancelled 6,180,000 unregistered shares of NFA common stock held by them. The acquisition of PWI was accounted for as a reverse merger and, therefore, the historical financial statements presented herein are those of PWI. Effective January 10, 2008, NFA changed its name to “Bonanza Oil & Gas, Inc.” from “National Filing Agents, Inc.” In addition, effective January 10, 2008, the Company’s quotation symbol on the Over-the-Counter Bulletin Board was changed from NFLA to BGOI and the Company implemented a forward split of the issued and outstanding common shares of the Company, whereby every share of the Company’s Common Stock held was exchanged for 2.1 shares of the Company’s Common Stock. All share amounts reflected throughout this document reflect the January 2008 2.1 for 1 forward stock split, unless otherwise so indicated.

On January 20, 2010, the Company effected a 2 for 1 forward split of its outstanding common shares. All share amounts reflected throughout this document reflect the January 2010 2.0 for 1 forward stock split, unless otherwise so indicated.

Going Concern

The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $15,940,953 at December 31, 2009. Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

The Company has undertaken steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond. These steps include a) raising additional capital and/or obtaining financing, if available, (b) converting debt and accounts payable into common shares (c) increasing our current production (d) continuing development drilling or farming out our interest in our proved, undeveloped properties and (e) controlling overhead and expenses.

There can be no assurance that the Company will successfully accomplish these steps and it is uncertain if it will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event the Company is unable to continue as a going concern, it may elect or be required to seek protection from its creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

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

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less at time of purchase to be cash equivalents. These investments are carried at cost, which approximates fair value. At December 31, 2009 and 2008, the Company had $9,892 and $3,881 of cash and cash equivalents, respectively.

Allowance for Doubtful Accounts

The Company routinely assesses the recoverability of all material receivables to determine their collectability. All of the Company's receivables are from the operators of properties in which the Company has an interest. Generally, the Company's crude oil and natural gas receivables are collected within two months. The Company accrues a reserve on a receivable when, based on the judgment of management, it is probable that a receivable will not be collected and the amount of any reserve may be reasonably estimated. As of December 31, 2009 and 2008, the Company had no amount recorded as an allowance for doubtful accounts.

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

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The guidance in FASB Accounting Standards Codification (ASC, also known collectively as the Codification) Topic 805, “Business Combinations” broadens the definition of a business combination to include all transactions or other events in which control of one or more businesses is obtained. Further, the guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. The guidance requires the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed in the transaction. It also modifies disclosure requirements. The Company adopted this guidance effective January 1, 2009. However, since the Company did not close any business combinations during the year ended 2009, the adoption had no impact on the Company’s consolidated financial statements.

Costs Excluded

Oil and gas unevaluated properties include costs that are excluded from costs being depreciated or amortized. These costs represent investments in unproved properties and major development projects in which the Company owns a direct interest. The Company excludes these costs until proved reserves are found, until it is determined that the costs are impaired, or major development projects are placed in service. All costs excluded are reviewed at least quarterly to determine if impairment has occurred.

Ceiling Test

Under the full-cost method of accounting, the Company applies a ceiling test, on a quarterly basis, to the capitalized cost in the full cost pool. The Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value, using a ten percent discount rate, of estimated future net revenue, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of unevaluated properties and major development projects excluded from the costs being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property. If capitalized costs exceed this limit, the excess is charged to expense and reflected as additional DD&A.

In January 2009, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (Release 33-8995), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K and bringing full-cost accounting rules into alignment with the revised disclosure requirements. In January 2010, the FASB amended ASC Topic 932, “Extractive Industries — Oil and Gas” (ASC Topic 932) to align the guidance with the changes made by the SEC. The Company adopted Release 33-8995 and the amendments to ASC Topic 932 (collectively, the Modernization Rules) effective December 31, 2009.

The estimated future net revenue, under the Modernization Rules, is derived based upon an unweighted arithmetic average of commodity prices in effect on the first day of each month in 2009, held flat for the life of the production, except where prices are defined by contractual arrangements. Prior to adoption of the Modernization Rules, effective in the fourth quarter of 2009, estimated future net revenue was calculated using commodity prices in effect at the end of each quarter. See Note 9— Supplemental Oil and Gas Disclosures (Unaudited) for a discussion of the calculation of estimated future net cash flows.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Company’s year-end ceiling test calculations, using the then existing full-cost accounting rules, the Company recorded non-cash write-downs of the carrying value of its proved oil and gas properties of $6,485,455 and $3,920,764 as of December 31, 2009 and December 31, 2008, respectively, which is reflected as additional DD&A expense in the accompanying statement of consolidated operations.

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

Asset Retirement Obligation

The initial estimated retirement obligation of properties is recognized as a liability, with an associated increase in properties and equipment for the asset retirement cost. Accretion expense is recognized over the estimated productive life of the related assets. If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, changes in service and equipment costs and changes in the estimated timing of settling asset retirement obligations. As of December 31, 2009 and 2008, the Company’s estimated asset retirement obligation was not significant.

Capitalized Interest

Interest is capitalized on oil and gas investments in unproved properties and exploration and development activities that are in progress qualify for capitalized interest. Capitalized interest is calculated by multiplying the Company’s weighted-average interest rate on debt by the amount of qualifying costs. Capitalized interest cannot exceed gross interest expense. As oil and gas costs excluded are transferred to unproved properties, any associated capitalized interest is also transferred. Capitalized interest totaled $458,353 and $208,690 during the years ended December 31, 2009 and 2008, respectively.

Commitments and Contingencies

Accruals for loss contingencies arising from claims, assessments, litigation, environmental and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company records deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recorded in its financial statements. The Company routinely assesses the realizability of its deferred tax assets. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, the tax asset is reduced by a valuation allowance. Numerous judgments and assumptions are inherent in the determination of future taxable income, including factors such as future operating conditions (particularly as related to prevailing oil and gas prices).

Earnings Per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the Company’s dilutive securities (namely outstanding warrants to acquire shares of the Company’s Common Stock) were exercised. As the Company realized a net loss for both the years ended December 31, 2009 and 2008, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition provisions of ASC Topic 718, “Compensation - Stock Compensation.” The Company has not granted any type of stock-based awards. Stock compensation awards granted are valued on the date of grant and are expensed, net of estimated forfeitures, on a straight-line basis over the required service period.

Recently Issued Accounting Standards Not Yet Adopted

All new accounting pronouncements previously issued have been adopted as of or prior to December 31, 2009

3.

ACQUISITIONS AND DISPOSITIONS OF OIL AND GAS PROPERTIES

During September 2007, the Company obtained a 22.5% pre-payout (15% post- payout) working interest in eight oil and gas wells in Gonzales County, Texas. The Company paid a total of $750,000 to acquire the wells. The Company was to receive 15.75% of the net revenues from the wells until it had recovered its $750,000 cost at which time the net revenue interest was to drop to 10.5% of net revenues. The Company believes that the pre-acquisition results of operations for the wells acquired would be immaterial, as adjusted on a pro-forma basis. These eight wells secured the Company’s obligations under the December 2007 Note (See Note 4). As the Company was unable to repay the December 2007 Note at maturity, the lender foreclosed on the eight wells in satisfaction of all amounts due.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2007, the Company purchased a 25% interest in approximately 6,700 acres in Apclark Field in southwestern Borden County, Texas for a total of 12,600,000 shares of the Company's Common Stock. The Company recorded the acreage as part of Oil and Gas Property and Equipment – Unproved Properties and Properties Under Development based on the fair value of the Company’s common shares at that time, $1,890,000. The Company believes that the pre-acquisition results of operations for the acreage acquired would be immaterial, as adjusted on a pro-forma basis.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008. Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”). In consideration for the Merger, the Company issued an aggregate of 14,049,330 shares (the “Black Pearl Acquisition Shares”) of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger. Prior to the Merger Agreement, Black Pearl owned 5,418,000 shares of the Company’s Common Stock, which were cancelled in conjunction with the Merger.

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

The Company allocated the total consideration of $5,552,036 to Oil and Gas Property and Equipment – Unproved Properties, based on the closing price per share of the Company’s Common Stock on July 18, 2008, of $0.585, and the $500,000 cancelled note receivable discussed above. The operations of Black Pearl were combined with the Company as of July 18, 2008.

Subsequent to acquisition closing, the Company made additional payments totaling $900,000 to satisfy the acquisition of two projects, in accordance with the purchase and sale agreement. In addition, as of December 31, 2008, the Company had an obligation of $1,100,000 accrued as part of the Company’s accrued exploration and development expenditures, which related to broker fees due in consideration of the acquisition of these two projects. Finally, in October 2008, the Company sold 10% of the interest it acquired in one of the projects for $115,000.

The Company believes that the pre-acquisition results of operations for Black Pearl would be immaterial, as adjusted on a pro-forma basis.

As a result of the Company’s ongoing financial difficulties, the Company forfeited its right to develop the two projects acquired in the Merger and was required to include the capitalized cost incurred in securing those assets in its amortization base. The Company was able to secure a release of the $1,100,000 accrued broker fees as a result of forfeiting its ownership. As a result, the Company was required to record an additional $6,485,455 non-cash write-down of the carrying value of its proved oil and gas properties at December 31, 2009.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.

NOTES PAYABLE

The Company’s notes payable at December 31, 2009 and December 31, 2008, consisted of the following:

	Balance as of December 31,
	2009	2008

December 2007 Note	$-	$250,000
January 2008 Notes	724,800	800,000
May 2008 Convertible Note	750,000	750,000
August 2008 Notes	500,000	500,000
October 2008 Notes	50,000	50,000
May 2009 Note	340,000	-
July 2009 Note	40,000	-
September 2009 Note	55,000	-
October 2009 Convertible Notes	15,000	-
November 10, 2009 Note	50,000	-
November 30, 2009 Note	15,000	-
December 2009 Convertible Note	20,000	-
December 2009 Note	7,500	-
Total	2,567,300	2,350,000
Unamortized discount	(27,272)	(250,296)
Balance, net of discount	$2,540,028	$2,099,704

December 2007 Note

In December 2007, the Company entered into a 14% Senior Asset Backed Secured Promissory Note and Security Agreement, and a Securities Purchase Agreement, with Phoenix Capital Opportunity Fund, L.P. ("Phoenix") in principal amount of $250,000 (the "December 2007 Note) and the issuance of 149,998 shares of Common Stock of the Company. The December 2007 Note matured on December 17, 2008, and interest was payable on a quarterly basis. The Company's obligations under the December 2007 Note were secured by the Company’s interest in eight oil and gas wells located in Gonzales County, Texas. The shares issued in conjunction with the December 2007 Note were valued at $22,500, based on the price of the Company’s Common Stock issued in its then most recent private placement offering, and was recorded as a discount to the December 2007 Note and additional paid-in capital. The Company also incurred $12,500 in issue costs which it recorded as deferred financing costs as a component of prepaid and other current expenses. The discount and deferred financing costs were amortized using the effective interest rate method over the term of the indebtedness. The Company had an unamortized discount of $22,089, and deferred financing costs of $12,021, at December 31, 2007, on the December 2007 Note. These balances were fully amortized as of December 31, 2008. The Company made no interest payments on the December 2007 Note during 2009 and paid $26,370 in interest on the December 2007 Note during the year ended December 31, 2008.

At December 31, 2008, the Company was in default with respect to the repayment obligation upon maturity on December 17, 2008, with respect to the December 2007 Note. Pursuant to the terms of the December 2007 Note, the interest rate on all amounts outstanding increased to 24% per annum, effective December 17, 2008. On February 6, 2009, the Company made a partial payment of $125,000 toward satisfaction of this obligation. On June 30, 2009, Phoenix filed suit against the Company seeking repayment of the principal balance outstanding plus all accrued interest, along with their attorney fees and court costs. In October 2009, the Company reached a settlement agreement, whereby for a complete release and satisfaction of the unpaid principal and accrued interest the lender foreclosed on the eight oil and gas wells securing this obligation.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 2008 Notes

In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 320,000 shares of the Company’s Common Stock. The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis. The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas. The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness. These balances were fully amortized as of December 31, 2009. Under the terms of the January 2008 Notes, as a result of their non-repayment as of July 31,2009, the Company was obligated to issue an additional 300,000 shares of its Common Stock as an additional interest payment. The Company issued the additional 300,000 shares of its Common Stock in August 2009.

The Company is in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. The Company made no interest payments on the January 2008 Notes during 2009 and paid $92,726 in interest on the January 2008 Notes during the year ended December 31, 2008. As of December 31, 2009, the Company had total accrued and unpaid interest of $204,428 on the January 2008 Notes.

On December 2, 2009, the Company entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal due into 30,080,000 shares of the Company’s Common Stock. The Company recognized a loss of $347,720 on conversion as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

As of December 31, 2009, the Company had not cured its default with respect to any of the January 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

May 2008 Convertible Note

In May 2008, the Company entered into a Securities Purchase Agreement with an accredited investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 750,000 shares of Common Stock of the Company, a Series A Common Stock Purchase Warrant to purchase 1,500,000 shares of the Company’s Common Stock (the “Series A May Warrant”) and a Series B Common Stock Purchase Warrant to purchase 1,500,000 shares of the Company’s Common Stock (the “Series B May Warrant”). The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis. The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest. The May 2008 Convertible Note was convertible into the Company’s Common Stock, at a conversion price of $0.1871 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions. The Company may require that the holder of the May 2008 Convertible Note convert all or a portion of the May 2008 Convertible Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price. However, in no event can the holder of the May 2008 Convertible Note convert the May 2008 Convertible Note into such shares which would provide for the holder to own more than 4.9% of the then outstanding shares of the Company’s Common Stock, including the shares for which the holder is entitled upon exercise of the Series A May Warrant and Series B May Warrant.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series A May Warrant and Series B May Warrant are exercisable until May 14, 2010, at an exercise price of $0.375 and $0.50 per share, respectively. In the event that the Company issues securities at a per share price less than the conversion price, then the exercise price associated with the Series A May Warrant and Series B May Warrant shall be adjusted to equal such price. However, no adjustment will be made for issuances relating to shares of the Company’s Common Stock or options to employees, officers, consultants or directors of the Company, securities outstanding as of the date of the closing, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non-convertible debt transactions

Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the common shares issued, the warrants issued and the debt on a relative fair value basis.

The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital. Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a discount to the May 2008 Convertible Note and to additional paid-in capital. The value of the 750,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital. The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature was amortized using the effective interest rate method over the term of the indebtedness and as was fully amortized as of December 31, 2009. The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it recorded as deferred financing costs as a component of prepaid and other current expenses. The Company also issued 150,000 Series A May Warrants and 150,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation. The deferred financing costs were amortized using the effective interest rate method over the term of the indebtedness.

The Company has not made any required interest payment since March 31, 2009, and was unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. The Company made no interest payments on the May 2008 Convertible Note during 2009 and paid $23,808 in interest on the May 2008 Convertible Note during the year ended December 31, 2008. As of December 31, 2009, the Company had total accrued and unpaid interest of $85,543 on the May 2008 Convertible Note.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 2, 2009, the Company entered a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of the Company’s Common Stock during the year ended December 31, 2009.

As of December 31, 2009, the Company had not cured its default with respect to the May 2008 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2008 Convertible Note.

August 2008 Note

In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 500,000 shares of the Company’s Common Stock. The August 2008 Notes matured on September 28, 2008. In the event that the August 2008 Notes were not repaid by September 28, 2008, the Company became required to issue 250,000 shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Shares”). An entity controlled by the Company’s former Chief Financial Officer purchased $50,000 of the August 2008 Notes.

In October 2008, and prior to the issuance of the 500,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes. In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 500,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”). The August 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes an aggregate of 250,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”). The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance. As of December 31, 2009, a total of 4,000,000 Additional Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%, a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the August 2008 Warrants and the Additional Warrants issued during 2008 were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized. Using the Black Scholes pricing model, with volatility ranging from 168.44% to 241.61%, a risk-free interest rate of ranging from 1.25% to 1.46% and a 0% dividend yield, the 3,000,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $98,873, with such value recorded as additional interest expense and to additional paid-in capital.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, the Company was in default of the repayment provision with respect to the August 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, converting principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the August 2008 Notes. As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 250,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. The Company had accrued and unpaid interest totaling $65,384 associated with the August 2008 Notes at December 31, 2009.

October 2008 Note

On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 100,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”). The October 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. The October 2008 Notes matured on November 17, 2008. In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 25,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”). The Additional October Warrants are exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance. As of December 31, 2009, a total of 350,000 Additional Warrants have been issued.

Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%, a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the October 2008 Warrants and the Additional October Warrants issued during 2008 were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized. Using the Black Scholes pricing model, with volatility ranging from 168.44% to 241.61%, a risk-free interest rate of ranging from 1.25% to 1.46% and a 0% dividend yield, the 300,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $9,885, with such value recorded as additional interest expense and to additional paid-in capital.

As of December 31, 2009, the Company was in default of the repayment provision with respect to the October 2008 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the October 2008 Note. As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 25,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes. The Company has a total of $7,233 in accrued and unpaid interest on the October 2008 Note at December 31, 2009.

February 2009 Note

On February 2, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $285,000 (the “February 2009 Note”). The February 2009 Note was due on May 3, 2009, and bore interest at 14% per annum. The Company incurred issue costs of $23,850 associated with the February 2009 Note which it recorded as deferred financing costs as a component of prepaid and other current expenses. The deferred financing cost was amortized using the effective interest rate method over the term of the indebtedness. The net proceeds were used to reduce the principal amount due on the December 2007 Note ($125,000) and for general corporate purposes. The February 2009 Note and accrued interest was repaid in May 2009.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 2009 Note

On May 26, 2009, the Company entered into a 16% Unsecured Promissory Note with an accredited investor for an aggregate principal amount of $340,000 (the "May 2009 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “May 2009 Warrants”). The May 2009 Warrants are exercisable for a period of three years at a price of $0.05 per share. The May 2009 Note matured on August 24, 2009. In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, could convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.05 per share. The Company incurred $17,000 of issue costs associated with the May 2009 Note, which was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2009, was fully amortized. The net proceeds were used to repay the principal and accrued interest due on the February 2009 Note, the due date of which had been extended until July 24, 2009, and for general corporate purposes.

Using the Black Scholes pricing model, with volatility of 231%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 1,000,000 May 2009 Warrants were determined to have an aggregate fair value of $33,139, with such value recorded as a discount to the May 2009 Note and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2009, was fully amortized.

As of December 31, 2009, the Company was in default of the repayment provision with respect to the May 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2009 Note. The Company has a total of $37,377 in accrued and unpaid interest on the May 2009 Note at December 31, 2009.

July 2009 Note

On July 16, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $40,000 (the “July 2009 Note”). The July 2009 Note matured on October 13, 2009, and bears interest at 14% per annum.

As of December 31, 2009, the Company was in default of the repayment provision with respect to the July 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the July 2009 Note. The Company has a total of $2,613 in accrued and unpaid interest on the July 2009 Note at December 31, 2009.

September 2009 Note

On September 21, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $55,000 (the “September 2009 Note”). The September 2009 Note is due on September 21, 2010, and bears interest at 12% per annum. The Company has a total of $1,833 in accrued and unpaid interest on the September 2009 Note at December 31, 2009.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 2009 Convertible Notes

On October 30, 2009, the Company issued unsecured convertible notes to two accredited investors for an aggregate principal amount of $15,000 (the “October 2009 Convertible Notes”). The October 2009 Notes are due on April 30, 2010, and bear interest at 18% per annum. The October 2009 Convertible Notes are convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $15,000, and recorded such value as a discount to the October 2009 Convertible Notes and to additional paid-in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness and, as of December 31, 2009, had an unamortized balance of $9,524. The Company has a total of $510 in accrued and unpaid interest on the October 2009 Convertible Notes at December 31, 2009.

November 10, 2009 Note

On November 10, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $50,000 (the “November 10, 2009 Note”). The November 10, 2009 Note matured on December 31, 2009, and bears interest at 12% per annum.

As of December 31, 2009, the Company was in default of the repayment provision with respect to the November 10, 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the November 10, 2009 Note. The Company has a total of $833 in accrued and unpaid interest on the November 10, 2009 Note at December 31, 2009.

November 30, 2009 Note

On November 30, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $15,000 (the “November 30, 2009 Note”). The November 30, 2009 Note matures on April 1, 2010, and bears interest at 12% per annum. The Company has a total of $150 in accrued and unpaid interest on the November 30, 2009 Note at December 31, 2009.

December 2009 Convertible Note

On December 14, 2009, the Company issued an unsecured convertible notes to an accredited investor for a principal amount of $20,000 (the “December 2009 Convertible Note”). The December 2009 Convertible Note is due on May 14, 2010, and bear interest at 18% per annum. The December 2009 Convertible Note is convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $20,000, and recorded such value as a discount to the December 2009 Convertible Note and to additional paid-in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness and, as of December 31, 2009, had an unamortized balance of $17,748. The Company has a total of $168 in accrued and unpaid interest on the December 2009 Convertible Note at December 31, 2009.

December 2009 Note

On December 31, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $7,500 (the “December 2009 Note”). The December 2009 Note matures on May 1, 2010, and bears interest at 12% per annum.

5.

CAPITAL STOCK

Preferred Stock

The Company has authorized 5,000,000 shares of Preferred Stock-Series A, with a par value of $0.001 per share. Each Series A Preferred Share shall have voting rights and shall carry a voting weight equal to twenty shares of Common Stock. Each Series A Preferred Share may be converted into twenty shares of Common Stock upon approval by the Company’s Board of Directors.

The Company has authorized 5,000,000 shares of Preferred Stock-Series B, with a par value of $0.001 per share. Each Series B Preferred Share shall have voting rights and shall carry a voting weight equal to two shares of Common Stock. Each Series B Preferred Share may be converted into two shares of Common Stock upon approval by the Company’s Board of Directors.

The Company has authorized 5,000,000 shares of Preferred Stock-Series C, with a par value of $0.001 per share. No Series C Preferred Share shall have voting rights.

The Company has authorized 10,000,000 shares of blank-check Preferred Stock-Series D, with a par value of $0.001 per share.

The Company has authorized 10,000,000 shares of blank-check Preferred Stock-Series E, with a par value of $0.001 per share.

As of December 31, 2008, the Company had no Preferred Stock issued and outstanding. On December 2, 2009, the Company issued 5,000,000 shares of Series A Preferred Stock to Mr. Robert Teague, the Company’s Executive Vice President in satisfaction of $60,000 of unpaid wages.

Common Stock

The Company has authorized 1,500,000,000 shares of Common Stock, with a par value of $0.001 per share. As of December 31, 2009, the Company had 124,352,034 shares of Common Stock issued and outstanding.

In connection with the issuance of the January 2008 Note, the Company issued 320,000 shares of Common Stock, with such shares valued at $120,000, based on the fair market value of the Company’s Common Stock on the date of issue, and was recorded as a discount to the January 2008 Note.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the May 2008 Convertible Note, the Company issued 750,000 shares of Common Stock, with such shares valued at $99,462, based on the fair market value of the Company’s Common Stock on the date of issue, and was recorded as a discount to the May 2008 Convertible Note.

On July 18, 2008, the Company, Borland Good North Inc., a wholly-owned subsidiary of the Company (“Borland”), Black Pearl Energy, Inc. (“Black Pearl”), and the shareholders holding a majority of the issued and outstanding shares of Black Pearl, (collectively the “Black Pearl Majority Shareholders), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which closed on July 18, 2008. Pursuant to the terms of the Merger Agreement, Black Pearl merged with and into Borland, which became a wholly-owned subsidiary of the Company (the “Merger”). In consideration for the Merger, the Company issued an aggregate of 14,049,330 (the “Black Pearl Acquisition Shares”) shares of the Company’s Common Stock to the Black Pearl Majority Shareholders and the other shareholders of Black Pearl at the closing of the merger. Prior to the Merger Agreement, Black Pearl owned 5,418,000 shares of the Company, which were cancelled in conjunction with the Merger.

Commencing June 30, 2008, through August 8, 2008, the Company, entered into and closed a Securities Purchase Agreement (the "June 2008 Purchase Agreement") with several accredited investors (the “June 2008 Investors”) providing for the sale by the Company to the June 2008 Investors of 4,124,998 units with each unit consisting of two share of the Company’s Common Stock, a warrant to purchase one share of the Company’s Common Stock at an exercise price of $0.50 per common share (the “Series A June Warrant”) and a warrant to purchase one share of the Company’s Common Stock at an exercise price of $1.00 per common share (the “Series B June Warrant”). The per unit purchase price for the units was $0.30 resulting in gross proceeds of $2,474,999 to the Company and the issuance of 8,249,996 shares of Common Stock, Series A June Warrants to purchase 4,124,998 shares of the Company’s Common Stock and Series B June Warrants to purchase 4,124,998 shares of the Company’s Common Stock. The Company incurred transaction costs totaling $286,506 in the issuance of the units, thereby realizing $2,188,493 in net proceeds. The Company also issued 412,498 Series A June Warrants and 412,498 Series B June Warrants to its investment banking firm as additional compensation.

The Series A June Warrants are exercisable for a period of two years at an exercise price of $0.50 per share. The Series B June Warrants are exercisable for a period of two years and had an original exercise price of $1.00 per share. In the event that the Company issues securities at a per share price less than the exercise price, then the exercise price associated with the Series A June Warrants and Series B June Warrants shall be adjusted to equal such price. Further, if the Company issues securities at a price less than $0.30, then the June 2008 Investors will be entitled to receive additional shares of Common Stock to reflect the issuance of the additional shares (together, these two provisions are known as the “Anti-Dilution Provision”). As a result of the Company entering into the August 2008 Notes and agreeing to issue the August 2008 Warrants with an exercise price of $0.50 per share, the exercise price of the Series B June Warrants was reduced to $0.50 per share as well. During 2009, in connection with the Company obtaining a permanent waiver of the Anti-Dilution Provision, the Company was required to reduce the exercise price of the Series A June Warrant and Series B June Warrant for one of the investors from $0.50 to $0.0005, as well as issue to the investor a warrant to acquire 12,000,000 shares of the Company’s Common Stock at an exercise price of $0.0005 per common share (the “Series C June Warrant”). The Series C June Warrant is exercisable until November 30, 2012.

During 2008, the Company issued an aggregate of 2,950,000 common shares for consulting and legal services. The Company recognized expenses totaling $568,500 based on the fair value of the Company’s Common Stock at date of issuance.

On February 6, 2009, the Company issued 1,000,000 restricted shares of Common Stock to its former Chief Financial Officer pursuant to the terms of an Executive Employment Agreement entered into as of February 6, 2009, between the Company and its former Chief Financial Officer. The value of the 1,000,000 common shares was determined to be $65,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 3, 2009, pursuant to an Employment Agreement entered on June 1, 2009, the Company issued 4,241,000 restricted shares of Common Stock to its Chief Executive Officer. The value of the 4,241,000 common shares was determined to be $127,230, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

On June 3, 2009, pursuant to an Employment Agreement entered on June 1, 2009, the Company issued 4,523,000 restricted shares of Common Stock to its Executive Vice President. The value of the 4,523,000 common shares was determined to be $135,690, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as stock compensation expense, common stock and additional paid-in capital.

On July 31, 2009, pursuant to the terms of the January 2008 Notes, the Company was required to issue 300,000 shares of its Common Stock as a penalty for not having repaid the outstanding borrowings. The value of the 300,000 common shares was determined to be $10,500, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as interest expense, common stock and additional paid-in capital.

During 2009, the Company issued an aggregate of 7,607,400 common shares for consulting services. The Company recognized expenses totaling $304,227 based on the fair value of the Company’s Common Stock at date of issuance.

During 2009, the Company issued 2,400,000 common shares in settlement of $6,000 of accounts payable.

As of December 31, 2009, the Company had the following dilutive securities outstanding:

	Number	Exercise	Expiration
	of Shares	Price	Date
Common Shares issuable:
Upon conversion of the amended January 2008 Note	289,920,000	-	-
In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	300,000,000	-	-
Upon exercise of the Series A May Warrants	1,650,000	$0.38	May 14, 2010
Upon exercise of the Series B May Warrants	1,650,000	$0.50	May 14, 2010
In connection with the June 2008 Unit Offering:
Upon exercise of Series A June Warrants	3,704,165	$0.50	June 30, 2010
Upon exercise of Series A June Warrants	833,334	$0.0005	June 30, 2010
Upon exercise of Series B June Warrants	3,704,165	$0.50	June 30, 2010
Upon exercise of Series B June Warrants	833,334	$0.0005	June 30, 2010
Upon exercise of Series C June Warrants	12,000,000	$0.0005	November 30, 2012
In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	1,000,000	$0.50	August 28, 2011
Upon exercise of the Penalty Warrants (9/08 - 12/09)	4,000,000	$0.50	September 30, 2011 - December 31, 2012
In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	100,000	$0.50	October 17, 2011
Upon exercise of the Penalty Warrants (11/08 - 12/09)	350,000	$0.50	November 17, 2011 - December 17, 2012
In connection with the May 2009 Note:
Upon exercise of the May 2009 Warrants	1,000,000	$0.05	May 26, 2012
Upon conversion of May 2009 Note in the event of default	6,800,000	-	-
Upon conversion of the October 2009 Convertible Notes	6,000,000	-	-
Upon conversion of the December 2009 Convertible Notes	8,000,000	-	-
Total dilutive securities at December 31, 2009	641,544,998

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

INCOME TAXES

The Company’s net loss before income taxes totaled $8,878,301 and $6,865,407 for the years ended December 31, 2009 and 2008, respectively.

The total provision for income taxes, which consist solely of U.S. Federal taxes, consist of the following:

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Current taxes	$-	$-
Deferred taxes	-	-
Total	$-	$-

A reconciliation of the tax on the Company’s Operating Loss and total tax expense is shown below:

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008

Income tax benefit at U.S. statutory rate	$(3,107,405)	$(2,402,892)
Implied interest expense associated with outstanding debt instruments	181,345	148,975
50% limitation of meals and entertainment	1,021	5,322
Increase in valuation allowance	2,925,039	2,248,595
	$-	$-

The components of net deferred tax assets and liabilities recognized are as follows:

	December 31, 2009	December 31, 2008

Deferred noncurrent tax asset:
Net operating loss carryforwards	$5,260,149	$1,698,528
Gross deferred noncurrent tax asset	5,260,149	1,698,528
Book-tax differences in property basis	-	-
Stock-based compensation	114,772	-
Valuation allowance	(5,242,235)	(2,317,196)
Deferred noncurrent tax asset	$132,686	$(618,668)

Deferred noncurrent tax liability:
Book-tax differences in property basis	$(132,686)	$618,668
Deferred noncurrent tax liability	$(132,686)	$618,668

Net noncurrent tax asset	$-	$-

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. As of December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $15.0 million and $4.9 million, respectively, which expire at various dates through 2029. The tax benefits of carryforwards are recorded as assets to the extent that management assesses the utilization of such carryforwards to be “more likely than not.” When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At this time, based on current facts and circumstances, potential benefit of the deferred tax assets has not been recognized in the consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the deferred tax assets in future years. The Company had no uncertain tax positions as of December 31, 2009.

7.

COMMITMENTS AND CONTINGENCIES

The Company leases corporate office space in Houston, Texas. During 2008 the Company sublet its office space from a company majority owned by Mr. Teague and Mr. Wiseman, executive officers and directors of the Company. The sublease was on a month-to-month basis and total payments during the years ended December 31, 2008 was $40,261.

In November 2008, the Company entered into a 38- month lease agreement for its corporate office. Total rent expense during 2009 totaled $88,111. As of December 31, 2009, future minimum lease payments for this lease, the Company’s only non-cancelable operating lease, was as follows:

2010	$103,790
2011	108,321
2012	36,610
Total	$248,721

8.

SUBSEQUENT EVENTS

During 2010, the Company entered into conversion agreements converting a total of $868,750 of principal and accrued interest of the January 2008 Notes into 347,500,000 shares of the Company’s Common Stock.

During 2010, the Company entered into conversion agreements converting a total of $380,000 of principal and accrued interest of the May 2008 Convertible Note into 152,000,000 shares of the Company’s Common Stock.

During 2010, the Company entered into conversion agreements converting a total of $77,500 of principal and accrued interest of the August 2008 Notes into 31,000,000 shares of the Company’s Common Stock.

During 2010, the Company entered into conversion agreements converting a total of $107,530 of accounts payable into 15,199,999 shares of the Company’s Common Stock.

On March 24, 2010, the Company entered into a contract and assignment agreement whereby the Company purchased a 10% interest in a producing crude oil well and associated oil and gas leases, in exchange for $15,000 and 15,000,000 shares of the Company’s Common Stock.

On April 12, 2010, the Company entered into an Accounts Receivable Agreement with Westerly Exploration, Inc. the operator of the Company’s Apclark producing field (“Operator”) whereby Operator is willing to settle all amounts then outstanding. Concurrent with entering into the Accounts Receivable Agreement, Operator sold $200,000 of the then outstanding amounts due to several accredited investors who, in turn, entered into conversion agreements with the Company to convert the amount due into shares of the Company’s Common Stock at a conversion price of $0.005 per share.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2010, the Company was advanced $153,250 by two accredited investors for working capital purposes. On January 28, 2010, the Company issued one of the investors a $25,000 Convertible Note (“January Convertible Note) and on April 12, 2010, the Company issued two promissory notes totaling $129,250 for the balance of the monies advanced plus $1,000 due one investor as of December 31, 2009 (“April Promissory Notes”). The January Convertible Note matures on June 28, 2010, and bears interest at an annual rate of 18%. The January Convertible Note is convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion. The April Promissory Notes mature on December 31, 2010, and bear interest at an annual rate of 10%.

9.

SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING ACTIVITIES (Unaudited)

Oil and Gas Operations

The following table sets forth revenue and direct cost information relating to the Company’s oil and gas exploration and production activities:

	2009	2008
Crude oil and natural gas production revenues	$257,897	$229,579
Operating cost:
Depreciation, depletion and amortization
Recurring (1)	91,077	397,671
Additional (2)	6,485,455	3,920,764
Lease operating expenses	142,993	71,760
Production taxes	11,260	10,584
Results of operations	$(6,472,888)	$(4,171,200)
Barrels of oil produced	4,563	3,197
Recurring DD&A per barrel of oil	$19.96	$124.39

(1)	This amount only reflects DD&A of capitalized costs of oil and gas proved properties and, therefore, does not agree with DD&A reflected on the Company's Statements of Consolidated Operations.

(2)	This amount reflects the charge associate with the required ceiling test limitation. See Note 2.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	2009	2008

Acquisitions
Proved	$-	$-
Unproved (1)	458,353	7,759,502
Exploration	-	-
Development	495,349	2,256,670
Costs incurred	$953,702	$10,016,172

(1)

2008 Unproved property acquisition is gross of $115,000 received by the Company for the sale of 10% of it's interest in Goodnorth field and includes $208,690 of capitalized interest. 2009 Unproved property acquisition includes $458,353 of capitalized interest.

Capitalized Costs

The following table sets forth the capitalized costs and associated accumulated depreciation, depletion and amortization relating to the Company’s oil and gas production, exploration and development activities:

	2009	2008

Proved properties	$11,617,669	$4,941,803
Unproved properties	488,444	7,599,369
	12,106,113	12,541,172
Accumulated DD&A	(10,900,593)	(4,324,062)
	$1,205,520	$8,217,110

Costs Not Being Amortized

As of December 31, 2009, the Company has $488,444 of property acquisition costs not being amortized, of which $65,649 was incurred during 2008, $395,350 was incurred in 2009 and $27,445 represented capitalized interest. The majority of the evaluation activities with respect to these costs are expected to be completed within one to three years.

Oil and Gas Reserve Information

The estimate of reserves disclosed in this Annual Report on Form 10-K were based on estimates made by Joe C. Neal & Associates, (“Neal”) independent petroleum engineers. Neal was engaged by and provided their report to the Company’s senior management team. The Company makes representations to the independent engineers that it provided all relevant operating data and documents, and in turn, the Company reviews the reserve reports provided by the independent engineers to ensure completeness and accuracy. Management cautions that there are many inherent uncertainties in estimating proved reserve quantities and related revenues and expenses, and in projecting future production rates and the timing and amount of development expenditures. Accordingly, these estimates will change, as future information becomes available. All of the Company’s oil and gas reserves are located in the United States.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Natural
	Crude Oil	Gas
	(bbl)	(mcf)
Proved developed reserves
December 31, 2008	34,488	12,019
December 31, 2009	14,787	12,849

Proved undeveloped reserves
December 31, 2008	-	-
December 31, 2009	33,041	34,720

Total proved reserves
Balance December 31, 2007	537,037	618,855
Extensions, discoveries and other additions	-	-
Purchases of minerals in-place	-	-
Revisions of previous estimates	(499,352)	(606,836)
Production	(3,197)	-
Sales of properties	-	-
Balance December 31, 2008	34,488	12,019
Extensions, discoveries and other additions	-	-
Purchases of minerals in-place	-	-
Revisions of previous estimates	20,364	35,550
Production	(4,563)	-
Sales of properties	(2,460)	-
Balance December 31, 2009	47,829	47,569

As of December 31, 2009 and 2008, on a barrel of equivalent basis 70% and 0% percent of our estimated reserves, respectively, were classified as proved undeveloped. These reserves relate to zones that are either behind pipe, or that have been completed but not yet produced, or zones that have been produced in the past, but are not now producing because of mechanical reasons. These reserves are considered to be a lower tier of reserves than producing reserves because they are frequently based on volumetric calculations rather than performance data. Future production associated with behind pipe reserves is scheduled to follow depletion of the currently producing zones in the same wellbores. It should be noted that additional capital may have to be spent to access these reserves. The revisions in our estimates of crude oil and natural gas reserves by 499,352 bbl and 606,836 mcf for the year ended December 31, 2008, principally related to the proved undeveloped reserves of our Apclark Field no longer being economic based on year-end December 31, 2008 prices of $42.00 per bbl of crude oil and $4.90 per mcf of natural gas, as compared to year-end December 31, 2007 prices of $85.00 per bbl of crude oil and $7.00 per mcf of natural gas. The revisions in our estimates of crude oil and natural gas reserves by 20,364 bbl and 35,550 mcf for the year ended December 31, 2009, principally related to the proved undeveloped reserves of our Apclark Field becoming economic based average prices for 2009 of $57.02 per bbl of crude oil and $5.00 per mcf of natural gas. The capital and economic impact of production timing are reflected in this Note 9, under “Future Net Cash Flows.”

Future Net Cash Flows

Future cash inflows as of December 31, 2009, were calculated using an average of oil and gas prices in effect on the first day of each month in 2009, except where prices are defined by contractual arrangements. Future cash inflows as of December 31, 2008 were estimated using oil and gas prices in effect at the end of that year, in accordance with SEC guidance in effect prior to the issuance of the Modernization Rules. Operating costs, production and ad valorem taxes and future development costs are based on current costs with no escalation.

BONANZA OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense. Income tax expense has been computed using expected future tax rates and giving effect to tax deductions and credits available, under current laws, and which relate to oil and gas producing activities. This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

2009
Cash inflows	$2,965,027
Production costs	(1,136,886)
Development costs	(600,000)
Income tax expense	-
Net cash flows	1,228,141
10 percent discount rate	(511,065)
Discounted future net cash flows (1)	$717,076

2008
Cash inflows	$1,513,883
Production costs	(545,603)
Development costs	-
Income tax expense	(19,100)
Net cash flows	949,180
10 percent discount rate	(343,630)
Discounted future net cash flows (1)	$605,550

(1)	Estimated future net cash flows before income tax expense discounted at 10 percent per annum, totaled approximately $717,076 and $617,742 as of December 31, 2009 and 2008, respectively.

The following table sets forth the principal changes in the discounted future net cash flows:

	2009	2008
Sales, net of production costs	$(103,644)	$(147,235)
Net change in prices and production costs	138,005	(947,784)
Discoveries and improved recoveries,	-	-
net of related costs	-	-
Development costs incurred	-	2,256,670
Change in future development costs	(600,000)	5,413,205
Revision of quantities	471,403	(24,172,676)
Purchases of minerals in-place	-	-
Accretion of discount	61,774	1,904,650
Change in income taxes	2,018	7,616,584
Sales of properties	(32,400)	-
Change in production rates and other	174,370	(2,745,771)
	$111,526	$(10,822,357)