Form 10-Q
period 2010-03-31
BONANZA OIL & GAS, INC.
filed 2010-05-17
CIK 1214605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

BONANZA OIL AND GAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-52411	76-0720654
(State or Other Jurisdiction	(Commission File No.)	(I.R.S. Employer
of Incorporation or		Identification No.)
Organization)

3417 Mercer		(713) 333-5808
Suite E		(Registrant’s telephone number)
Houston, TX 77027
(Address of Principal Executive
Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes [  ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001	757,879,235
(Class)	(Outstanding at May 14, 2010)

BONANZA OIL & GAS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,942	$9,892
Other	-	89
	1,942	9,981
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	11,788,196	11,617,669
Unproved properties	488,444	488,444
Other	9,669	9,669
	12,286,309	12,115,782
Less: Accumulated depreciation, depletion and amortization	(10,930,276)	(10,905,081)
	1,356,033	1,210,701
	$1,357,975	$1,220,682
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$736,774	$804,440
Accrued operating expenses	564,955	419,004
Notes payable, net of $22,944 and $27,272 of unamortized
discount at March 31, 2010 and December 31, 2009, respectively	1,572,056	2,540,028
	2,873,785	3,763,472
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized;
5,000,000 shares issued and outstanding, respectively	5,000	5,000
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series D, $0.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Preferred stock - Series E, $0.001 par value, 10,000,000 shares authorized;
0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized;
591,052,034 and 124,352,034 issued and outstanding, respectively	591,052	124,352
Additional paid-in capital	20,963,394	13,268,811
Accumulated deficit	(23,075,256)	(15,940,953)
	(1,515,810)	(2,542,790)
	$1,357,975	$1,220,682

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
REVENUES:
Crude oil sales	$73,845	$59,477
	73,845	59,477
OPERATING EXPENSES:
Depreciation, depletion and amortization	25,194	32,075
Lease operating expenses	17,043	33,344
Severance and other taxes	3,206	2,628
General and administrative	290,270	323,405
Loss on conversion of debt and accounts payable	6,709,660	-
Financing costs, net	162,775	260,433
	7,208,148	651,885

OPERATING LOSS	(7,134,303)	(592,408)

Provision for income taxes	-	-

NET LOSS	$(7,134,303)	$(592,408)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and fully diluted	314,806,479	72,905,596

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' DEFICIT
(Unaudited)

							Total
	Preferred Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE AT DECEMBER 31, 2009	5,000,000	$5,000	124,352,034	$124,352	$13,268,811	$(15,940,953)	$(2,542,790)
Fair value of warrants to acquire common shares
issued with the August 2008 Notes	-	-	-	-	17,612	-	17,612
Fair value of warrants to acquire common shares
issued with the October 2008 Note	-	-	-	-	1,761	-	1,761
Common shares issued in conversion
of notes payable and accounts payable	-	-	446,700,000	446,700	7,529,710	-	7,976,410
Fair value of beneficial conversion feature
of Convertible Notes	-	-	-	-	25,000	-	25,000
Common shares issued in property acquisitions	-	-	20,000,000	20,000	120,500	-	140,500
Net loss	-	-	-	-	-	(7,134,303)	(7,134,303)
BALANCE AT MARCH 31, 2010	5,000,000	$5,000	591,052,034	$591,052	$20,963,394	$(23,075,256)	$(1,515,810)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,134,303)	$(592,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	25,194	32,075
Amortization of deferred financing costs	48,701	260,058
Loss on conversion of debt and accounts payable	6,709,660	-
Stock-based compensation	-	65,000
Fair value of shares issued for consulting services	-	15,897
Changes in operating assets and liabilities:
Accounts receivable	-	3,454
Other current assets	64	(27,750)
Accounts payable and accrued expenses	317,734	131,644
Net cash used in operating activities	(32,950)	(112,030)
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	-	(13,969)
Net cash used in investing activities	-	(13,969)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	25,000	285,000
Repayment of notes payable	-	(132,874)
Debt issue costs	-	(23,850)
Net cash provided by financing activities	25,000	128,276
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,950)	2,277
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,892	3,881
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,942	$6,158

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of equity issued upon conversion of notes and accounts payable	$7,976,410	$-
Acquisition of oil and gas property for common shares and debt	$170,500	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1. BASIS OF PRESENTATION

     Bonanza Oil and Gas, Inc. (“Bonanza” or the “Company”) has prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Item 310(b) of regulation S-K. These interim financial statements should be read together with the financial statements and notes in the Company’s 2009 Form 10-K filed with the SEC on April 15, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements reflect all adjustments and disclosures, which, in the Company’s opinion, are necessary for fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of the entire year. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.

     Going Concern

     The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $23,075,256 at March 31, 2010. Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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
March 31, 2010
(Unaudited)

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

2. NOTES PAYABLE

     The Company’s notes payable at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31,	December 31,
	2010	2009

January 2008 Notes	$50,000	$724,800
May 2008 Convertible Note	482,500	750,000
August 2008 Notes	445,000	500,000
October 2008 Notes	50,000	50,000
May 2009 Note	340,000	340,000
July 2009 Note	40,000	40,000
September 2009 Note	55,000	55,000
October 2009 Convertible Notes	15,000	15,000
November 10, 2009 Note	50,000	50,000
November 30, 2009 Note	15,000	15,000
December 2009 Convertible Note	20,000	20,000
December 2009 Note	7,500	7,500
January 2010 Note	25,000	-
Total	1,595,000	2,567,300
Unamortized discount	(22,944)	(27,272)
Balance, net of discount	$1,572,056	$2,540,028

     January 2008 Notes

     In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 320,000 shares of the Company’s Common Stock. The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis. The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas. The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness. These balances were fully amortized as of March 31, 2010. Under the terms of the January 2008 Notes, as a result of their non-repayment as of July 31, 2009, the Company was obligated to issue an additional 300,000 shares of its Common Stock as an additional interest payment. The Company issued the additional 300,000 shares of its Common Stock in August 2009.

     The Company is in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. The Company made no interest payments on the January 2008 Notes during the three months ended March 31, 2010, or during the year ended December 31, 2009, and paid $92,726 in interest on the January 2008 Notes during the year ended December 31, 2008. As of March 31, 2010, the Company had total accrued and unpaid interest of $161,954 on the January 2008 Notes.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

     On December 2, 2009, the Company entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal due into 30,080,000 shares of the Company’s Common Stock. During the three months ended March 31, 2010, the holder converted an additional $756,250, including $81,450 of accrued and unpaid interest, into 302,500,000 shares of the Company’s Common Stock. The Company recognized a loss of $5,322,600 and $347,720 on conversion during the three months ended March 31, 2010, and the year ended December 31, 2009, respectively, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

     As of March 31, 2010, the Company had not cured its default with respect to any of the January 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of its Common Stock and are in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

     May 2008 Convertible Note

     In May 2008, the Company entered into a Securities Purchase Agreement with an accredited investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 750,000 shares of Common Stock of the Company, a Series A Common Stock Purchase Warrant to purchase 1,500,000 shares of the Company’s Common Stock (the “Series A May Warrant”) and a Series B Common Stock Purchase Warrant to purchase 1,500,000 shares of the Company’s Common Stock (the “Series B May Warrant”). The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis. The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest. The May 2008 Convertible Note was convertible into the Company’s Common Stock, at a conversion price of $0.1871 per common share, as adjusted, and is subject to normal and customary anti-dilution provisions. The Company may require that the holder of the May 2008 Convertible Note convert all or a portion of the May 2008 Convertible Note in the event that the Company’s closing market price for any 10 consecutive trading days exceeds 300% of the then conversion price. However, in no event can the holder of the May 2008 Convertible Note convert the May 2008 Convertible Note into such shares which would provide for the holder to own more than 4.9% of the then outstanding shares of the Company’s Common Stock, including the shares for which the holder is entitled upon exercise of the Series A May Warrant and Series B May Warrant. The Series A May Warrant and Series B May Warrant were exercisable until May 14, 2010, at an exercise price of $0.375 and $0.50 per share, respectively.

     Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the common shares issued, the warrants issued and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital. Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

value of $236,114, with such value also recorded as a discount to the May 2008 Convertible Note and to additional paid-in capital. The value of the 750,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital. The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature was amortized using the effective interest rate method over the term of the indebtedness and as was fully amortized as of March 31, 2010. The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it recorded as deferred financing costs as a component of prepaid and other current expenses. The Company also issued 150,000 Series A May Warrants and 150,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation. The deferred financing costs were amortized using the effective interest rate method over the term of the indebtedness.

     The Company has not made any required interest payment since March 31, 2009, and was unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. The Company made no interest payments on the May 2008 Convertible Note during the three months ended March 31, 2010 or the year ended December 31, 2009 and paid $23,808 in interest on the May 2008 Convertible Note during the year ended December 31, 2008. As of March 31, 2010, the Company had total accrued and unpaid interest of $114,139 on the May 2008 Convertible Note.

     On December 2, 2009, the Company entered a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of the Company’s Common Stock during the year ended December 31, 2009. During the three months ended March 31, 2010, the holder converted $267,500 of the principal balance outstanding into 107,000,000 shares of the Company’s Common Stock. The Company recognized a loss of $987,100 on conversion during the three months ended March 31, 2010, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

     As of March 31, 2010, the Company had not cured its default with respect to the May 2008 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2008 Convertible Note.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

     In October 2008, and prior to the issuance of the 500,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes. In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 500,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”). The August 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes an aggregate of 250,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”). The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance. As of March 31, 2010 a total of 4,750,000 Additional Warrants have been issued.

     Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%, a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the August 2008 Warrants and the Additional Warrants issued during 2008 were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized. Using the Black Scholes pricing model, with volatility ranging from 168.44% to 241.61%, a risk-free interest rate of ranging from 1.25% to 1.46% and a 0% dividend yield, the 3,000,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $98,873, with such value recorded as additional interest expense and to additional paid-in capital. Using the Black Scholes pricing model, with volatility ranging from 243.21% to 246.98%, a risk-free interest rate of ranging from 1.36% to 1.60% and a 0% dividend yield, the 750,000 Additional Warrants issued during 2010 were determined to have an aggregate fair value of $17,612, with such value recorded as additional interest expense and to additional paid-in capital.

     As of March 31, 2010, the Company was in default of the repayment provision with respect to the August 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. During the three months ended March 31, 2010, the Company, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of the Company’s Common Stock. During the three months ended March 31, 2010, the lenders converted an aggregate of $55,000 of unpaid principal into 22,000,000 shares of the Company’s Common Stock. The Company recognized a loss of $328,200 on conversion during the three months ended March 31, 2010, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

     Although the Company is actively seeking additional financing to remedy this default, converting principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the August 2008 Notes. As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, a total of 250,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. The Company had accrued and unpaid interest totaling $79,759 associated with the August 2008 Notes at March 31, 2010.

     October 2008 Note

     On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

common stock purchase warrants to purchase an aggregate of 100,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”). The October 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. The October 2008 Notes matured on November 17, 2008. In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 25,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”). The Additional October Warrants are exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance. As of March 31, 2010, a total of 425,000 Additional Warrants have been issued.

     Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%, a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the October 2008 Warrants and the Additional October Warrants issued during 2008 were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized. Using the Black Scholes pricing model, with volatility ranging from 168.44% to 241.61%, a risk-free interest rate of ranging from 1.25% to 1.46% and a 0% dividend yield, the 300,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $9,885, with such value recorded as additional interest expense and to additional paid-in capital. Using the Black Scholes pricing model, with volatility ranging from 243.21% to 246.98%, a risk-free interest rate of ranging from 1.36% to 1.60% and a 0% dividend yield, the 75,000 Additional Warrants issued during 2010 were determined to have an aggregate fair value of $1,761, with such value recorded as additional interest expense and to additional paid-in capital.

      As of March 31, 2010, the Company was in default of the repayment provision with respect to the October 2008 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the October 2008 Note. As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 25,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes. The Company has a total of $8,712 in accrued and unpaid interest on the October 2008 Note at March 31, 2010.

     May 2009 Note

     On May 26, 2009, the Company entered into a 16% Unsecured Promissory Note with an accredited investor for an aggregate principal amount of $340,000 (the "May 2009 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “May 2009 Warrants”). The May 2009 Warrants are exercisable for a period of three years at a price of $0.05 per share. The May 2009 Note matured on August 24, 2009. In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, could convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.05 per share. The Company incurred $17,000 of issue costs associated with the May 2009 Note, which was amortized using the effective interest rate method over the term of the indebtedness and as of March 31, 2010, was fully amortized.

     Using the Black Scholes pricing model, with volatility of 231%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 1,000,000 May 2009 Warrants were determined to have an aggregate fair value of $33,139, with such value recorded as a discount to the May 2009 Note and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of March 31, 2010, was fully amortized.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

     As of March 31, 2010, the Company was in default of the repayment provision with respect to the May 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2009 Note. The Company has a total of $54,615 in accrued and unpaid interest on the May 2009 Note at March 31, 2010.

     July 2009 Note

     On July 16, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $40,000 (the “July 2009 Note”). The July 2009 Note matured on October 13, 2009, and bears interest at 14% per annum.

     As of March 31, 2010, the Company was in default of the repayment provision with respect to the July 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the July 2009 Note. The Company has a total of $3,687 in accrued and unpaid interest on the July 2009 Note at March 31, 2010.

     September 2009 Note

     On September 21, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $55,000 (the “September 2009 Note”). The September 2009 Note is due on September 21, 2010, and bears interest at 12% per annum. The Company has a total of $3,483 in accrued and unpaid interest on the September 2009 Note at March 31, 2010.

     October 2009 Convertible Notes

     On October 30, 2009, the Company issued unsecured convertible notes to two accredited investors for an aggregate principal amount of $15,000 (the “October 2009 Convertible Notes”). The October 2009 Notes matured on April 30, 2010, and bore interest at 18% per annum. In the event that the October 2009 Convertible Notes were not repaid by April 30, 2010, the interest rate increased to 21% per annum. The October 2009 Convertible Notes are convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

     Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $15,000, and recorded such value as a discount to the October 2009 Convertible Notes and to additional paid-in capital. The discount was amortized using the effective interest rate method over the term of the indebtedness and, as of March 31, 2010, had an unamortized balance of $2,381.

     As of May 17, 2010, the Company was in default of the repayment provision with respect to the October 2009 Convertible Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the October 2009 Convertible Notes. The Company has a total of $1,176 in accrued and unpaid interest on the October 2009 Convertible Notes at March 31, 2010.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

     November 10, 2009 Note

     On November 10, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $50,000 (the “November 10, 2009 Note”). The November 10, 2009 Note matured on December 31, 2009, and bears interest at 12% per annum. In the event that the November 10, 2009 Note was not repaid by December 31, 2009, the interest rate increased to an annual rate equal to Prime plus 10% (currently an effective rate of 13.25%) .

     As of March 31, 2010, the Company was in default of the repayment provision with respect to the November 10, 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the November 10, 2009 Note. The Company has a total of $2,490 in accrued and unpaid interest on the November 10, 2009 Note at March 31, 2010.

     November 30, 2009 Note

     On November 30, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $15,000 (the “November 30, 2009 Note”). The November 30, 2009 Note matured on April 1, 2010, and bore interest at 12% per annum. In the event that the November 10, 2009 Note was not repaid by April 1, 2010, the interest rate increased to an annual rate equal to Prime plus 10% (currently an effective rate of 13.25%) . The Company has a total of $600 in accrued and unpaid interest on the November 30, 2009 Note at March 31, 2010.

     December 2009 Convertible Note

     On December 14, 2009, the Company issued an unsecured convertible notes to an accredited investor for a principal amount of $20,000 (the “December 2009 Convertible Note”). The December 2009 Convertible Note matures on May 14, 2010, and bear interest at 18% per annum. In the event that the December 2009 Convertible Note was not repaid on May 14, 2010, the interest rate increases to 21% per annum. The December 2009 Convertible Note is convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

     Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $20,000, and recorded such value as a discount to the December 2009 Convertible Note and to additional paid-in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness and, as of March 31, 2010, had an unamortized balance of $5,828. The Company has a total of $1,055 in accrued and unpaid interest on the December 2009 Convertible Note at March 31, 2010.

     December 2009 Note

     On December 31, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $7,500 (the “December 2009 Note”). The December 2009 Note matured on May 1, 2010, and bore interest at 12% per annum. In the event that the December 2009 Note was not repaid by May 1, 2010, the interest rate increased to an annual rate equal to Prime plus 10% (currently an effective rate of 13.25%) .

     As of May 17, 2010, the Company was in default of the repayment provision with respect to the December 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Note. The Company has a total of $225 in accrued and unpaid interest on the December 2009 Note at March 31, 2010.

     January 2010 Note

     On January 28, 2010, the Company issued a $25,000 Convertible Note (“January 2010 Convertible Note”). The January 2010 Convertible Note matures on June 28, 2010, and bears interest at an annual rate of 18%. The January 2010 Convertible Note is convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

     Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $25,000, and recorded such value as a discount to the January 2010 Convertible Note and to additional paid-in capital. The discount is being amortized using the effective interest rate method over the term of the indebtedness and, as of March 31, 2010, had an unamortized balance of $14,735. The Company has a total of $764 in accrued and unpaid interest on the January 2010 Convertible Note at March 31, 2010.

3. EQUITY TRANSACTIONS

     During 2010, the Company issued 15,200,000 common shares in settlement of $188,000 of accounts payable. The Company recognized a loss of $71,760 on conversion during the three months ended March 31, 2010, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

     On March 25, 2010, the Company entered into a purchase agreement whereby the Company purchased a 10% interest in a non-producing crude oil well and associated oil and gas leases, in exchange for $15,000 and 5,000,000 shares of the Company’s Common Stock. The aggregate consideration totaled $52,000.

     On March 30, 2010, the Company entered into a contract and assignment agreement whereby the Company purchased a 10% interest in a non-producing crude oil well and associated oil and gas leases, in exchange for $15,000 and 15,000,000 shares of the Company’s Common Stock. The aggregate consideration totaled $118,500.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

     As of March 31, 2010, the Company had the following dilutive securities outstanding:

	Number	Exercise	Expiration
	of Shares	Price	Date
Common Shares issuable:
Upon conversion of the amended January 2008 Note	58,130,800	-	-
In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	238,655,600	-	-
Upon exercise of the Series A May Warrants	1,650,000	$0.38	May 14, 2010
Upon exercise of the Series B May Warrants	1,650,000	$0.50	May 14, 2010
In connection with the June 2008 Unit Offering:
Upon exercise of Series A June Warrants	3,704,165	$0.50	June 30, 2010
Upon exercise of Series A June Warrants	833,334	$0.0005	June 30, 2010
Upon exercise of Series B June Warrants	3,704,165	$0.50	June 30, 2010
Upon exercise of Series B June Warrants	833,334	$0.0005	June 30, 2010
Upon exercise of Series C June Warrants	12,000,000	$0.0005	November 30, 2012
In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	1,000,000	$0.50	August 28, 2011
Upon exercise of the Penalty Warrants (9/08 - 12/09)	4,750,000	$0.50	September 30, 2011 - March 31, 2013
In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	100,000	$0.50	October 17, 2011
Upon exercise of the Penalty Warrants (11/08 - 12/09)	425,000	$0.50	November 17, 2011 - March 17, 2013
In connection with the May 2009 Note:
Upon exercise of the May 2009 Warrants	1,000,000	$0.05	May 26, 2012
Upon conversion of May 2009 Note in the event of default	6,800,000	-	-
Upon conversion of the October 2009 Convertible Notes	6,000,000	-	-
Upon conversion of the December 2009 Convertible Notes	8,000,000	-	-
Upon conversion of the January 2010 Convertible Notes	10,000,000	-	-
Total dilutive securities at March 31, 2010	359,236,398

     The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three months ended March 31, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

4. SUBSEQUENT EVENTS

     Since March 31, 2010, the Company entered into conversion agreements converting a total of $112,500 of accrued interest on the January 2008 Notes into 45,000,000 shares of the Company’s Common Stock.

     Since March 31, 2010, the Company entered into conversion agreements converting a total of $112,500 of principal of the May 2008 Convertible Note into 45,000,000 shares of the Company’s Common Stock.

     During 2010, the Company was advanced $128,250 by two accredited investors for working capital purposes. On April 12, 2010, the Company issued two promissory notes totaling $129,250 for the balance of the monies advanced plus $1,000 due one of the investors as of December 31, 2009 (“April Promissory Notes”). The April Promissory Notes mature on December 31, 2010, and bear interest at an annual rate of 10%.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

     On April 12, 2010, the Company entered into an Accounts Receivable Agreement with Westerly Exploration, Inc. the operator of the Company’s Apclark producing field (“Operator”) whereby Operator is willing to settle all amounts then outstanding. Concurrent with entering into the Accounts Receivable Agreement, Operator sold $200,000 of the then outstanding amounts due to several accredited investors who, in turn, entered into conversion agreements with the Company to convert the amount due into shares of the Company’s Common Stock at a conversion price of $0.005 per share. The Company issued a total of 40,000,000 shares of its Common Stock as a result of this transaction subsequent to March 31, 2010.

     On April 27, 2010, the Company entered a Letter Agreement with the holder of approximately $235,000 of unpaid principal and accrued interest on the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the holder agreed to exchange the approximate $235,000 of principal and accrued interest on the August 2008 Notes held by holder into 27,416,667 shares of the Company’s Common Stock.

     On May 13, 2010, the Company entered a Letter Agreement with the holder of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

     Since March 31, 2010, the Company issued a total of 36,827,201 shares of its Common Stock in conversion of approximately $163,400 of principal and accrued interest on its August 2008 Notes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Company’s consolidated unaudited financial statements and the notes thereto contained elsewhere in this report. Information in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

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

          The Company has incurred significant losses and had negative cash flow from operations since inception on

          August 17, 2007, and has an accumulated deficit of $23,075,256 at March 31, 2010. Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

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

          There can be no assurance that we will successfully accomplish these steps and it is uncertain if we will achieve a profitable level of operations and/or obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, we have not considered this alternative, nor do we view it as a likely occurrence.

Results of Operations

	For the Three Months Ended
	March 31,
	2010	2009
REVENUES:
Crude oil sales	$73,845	$59,477
	73,845	59,477
OPERATING EXPENSES:
Depreciation, depletion and amortization	25,194	32,075
Lease operating expenses	17,043	33,344
Severance and other taxes	3,206	2,628
General and administrative	290,270	323,405
Loss on conversion of debt and accounts payable	6,709,660	-
Financing costs, net	162,775	260,433
	7,208,148	651,885
OPERATING LOSS	(7,134,303)	(592,408)

          Three months ended March 31, 2010 compared to the three months ended March 31, 2009

          During the three months ended March 31, 2010 and 2009, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008. During the three months ended March 31, 2010 and 2009, the Company had total sales, net to its interest, of 921 and 1,575 barrels of crude oil, respectively, and realized average prices of $80.14 and $37.77, respectively. During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $21.98 and $22.46 per barrel, respectively, resulting in netbacks to the Company of $58.16 and $15.31 per barrel, respectively.

          Depreciation, depletion and amortization expense totaled $25,194 and $32,075 for the three months ended March 31, 2010 and 2009, respectively, most of which is attributable to depletion on our Apclark field.

          For the three months ended March 31, 2010 and 2009, general and administrative expenses totaled $290,270 and $323,405, respectively. For 2010, these expenses were comprised primarily of payroll and other personnel expenses ($108,000), consulting fees ($80,470), audit and accounting services ($16,000), legal services ($18,000), transfer agent fees ($32,549) and rent expense ($23,807). For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($190,596), audit and accounting services ($46,000), legal services ($18,000) and rent expense ($14,813).

          For the three months ended March 31, 2010, the loss on conversion of debt and accounts payable resulted from the conversion of $756,250 of principal and accrued interest on the January 2008 Notes into 302,500,000 shares of the Company’s Common Stock, the conversion of $267,500 of principal of the May 2008 Convertible Note into 107,000,000 shares of the Company’s Common Stock, the conversion of $55,000 of principal of the August 2008 Notes into 22,000,000 shares of the Company’s Common Stock and $188,000 of accounts payable into 15,200,000 shares of the Company’s Common Stock. The loss on each such conversion was calculated as the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

          Financing costs, net for the three months ended March 31, 2010, totaled $162,775 and $260,433, respectively. The Company capitalized $84,013 of interest associated with unproved properties during the three months ended March 31, 2009.

No interest was capitalized during the three months ended March 31, 2010. The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

Liquidity and Capital Resources

          At March 31, 2010, we had a working capital deficit of $2,871,843 consisting of principally of $1,572,056 of short-term debt and $1,301,729 of accounts payable and accrued expenses.

          We have raised net proceeds of $6,118,723 in various debt and equity financings since our inception (August 17, 2007), and have used the majority of the net proceeds to begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of various oil and gas properties, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

          Net cash used in operating activities for the three months ended March 31, 2010, totaled $32,950 and consisted primarily of the net loss of $7,134,303, net of non-cash charges of a $6,709,660 loss on conversion of debt and accounts payable into shares of the Company’s common stock, $48,701 related to the amortization of deferred financing fees and discount on outstanding debt, and $25,194 related to depreciation, depletion and amortization expense. The Company also had $317,798 of other working capital changes. Net cash used in operating activities for the three months ended March 31, 2009, totaled $112,030 and consisted primarily of the net loss of $592,408, net of non-cash charges of $260,058 related to the amortization of deferred financing fees and discount on outstanding debt, $65,000 related to stock-based compensation, $32,075 related to depreciation, depletion and amortization expense and $15,897 related to the fair value of our common share issued for consulting services. The Company also had $107,348 of other working capital changes.

          The Company had no cash flow activity related to investing activities during the three months ended March 31, 2010. Net cash used in investing activities for the three months ended March 31, 2009, totaled $13,969 and consisted primarily of payments due from the 2008 drilling activity in the Apclark field.

          Net cash provided by financing activities for the three months ended March 30, 2010, totaled $25,000 and consisted of the issuance by the Company of the January 2010 Note. Net cash provided by financing activities for the three months ended March 31, 2009, totaled $128,276 from the issuance of our February 2009 Note, net of issuance costs, and the partial repayment of the December 2007 Note.

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

          We are in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. On December 2, 2009, we entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the terms of the $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal and accrued interest due into 30,080,000 shares of our Common Stock. During the three months ended March 31, 2010, the holder converted an additional $756,250, including $81,450 of accrued and unpaid interest, into 302,500,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional $112,500 of unpaid accrued interest on the January 2008 Notes has been converted into 45,000,000 million shares of our Common Stock

            We have not cured the underlying default with respect to any of the January 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of our Common Stock and are in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

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

            We have not made any required interest payment since March 31, 2009, and we were unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. On December 2, 2009, we entered into a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of our Common Stock during the year ended December 31, 2009. During the three months ended March 31, 2010, the holder converted $267,500 of the principal balance outstanding into 107,000,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional $112,500 of principal of the May 2008 Convertible Note has been converted into 45,000,000 shares of our Common Stock.

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

            During the three months ended March 31, 2010, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, we entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of our Common Stock. During the three months ended March 31, 2010, the lenders converted an aggregate of $55,000 of unpaid principal into 22,000,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional approximate $163,400 of principal and accrued interest of the August 2008 Notes has been converted into 36,827,201 shares of our Common Stock.

            On April 27, 2010, the Company entered a Letter Agreement with the holder of approximately $235,000 of unpaid principal and accrued interest on the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the holder agreed to exchange the approximate $235,000 of principal and accrued interest on the August 2008 Notes held by holder into 27,416,667 shares of the Company’s Common Stock.

            On May 13, 2010, the Company entered a Letter Agreement with the holder of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

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

            We are in default on the October 2009 Convertible Notes

            On October 30, 2009, the Company issued unsecured convertible notes to two accredited investors for an aggregate principal amount of $15,000 (the “October 2009 Convertible Notes”). The October 2009 Notes matured on April 30, 2010,

            As of May 17, 2010, the Company was in default of the repayment provision with respect to the October 2009 Convertible Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the October 2009 Convertible Notes.

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

            We are in default on the December 2009 Note

            On December 31, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $7,500 (the “December 2009 Note”). The December 2009 Note matured on May 1, 2010.

            As of May 17, 2010, the Company was in default of the repayment provision with respect to the December 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Note.

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

            The provision for depreciation and depletion of oil and gas properties is computed on the unit-of-production method. Under this method, we compute the provision by multiplying the total unamortized costs of oil and gas properties including future development, site restoration, and dismantlement abandonment costs, but excluding costs of unproved properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated units of proved oil and gas reserves. This calculation is done on a country-by-country basis. As of March 31, 2010, all of our oil production operations are conducted in the United States of America. The cost of unevaluated properties not being amortized, to the extent there is such a cost, is assessed quarterly to determine whether the value has been impaired below the capitalized cost. The cost of any impaired property is transferred to the balance of oil and gas properties being depleted. The costs associated with unevaluated properties relate to projects which were undergoing exploration or development activities or in which we intend to commence such activities in the future. We will begin to amortize these costs when proved reserves are established or impairment is determined.

            In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations. The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates. As of March 31, 2010, our asset retirement obligation was not significant.

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

           We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

           There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

            Since we are a company that qualifies as a “smaller reporting company,” as defined under Rule 12b-2, we are not required to provide the information required by this Item 1A. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on April 15, 2010, for a discussion of the Company’s Risk Factors.

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

           On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal due into 30,080,000 shares of the Company’s Common Stock. During the three months ended March 31, 2010, the holder converted an additional $756,250, including $81,450 of accrued and unpaid interest, into 302,500,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional $112,500 of accrued interest on the January 2008 Notes has been converted into 45,000,000 million shares of our Common Stock

            In May 2008, the Company entered into a Securities Purchase Agreement with an accredited investor providing for the sale by the Company of an 8% convertible note in the principal amount of $750,000 (the "May 2008 Convertible Note") and the issuance of 750,000 shares of Common Stock of the Company, a Series A Common Stock Purchase Warrant to purchase 1,500,000 shares of the Company’s Common Stock (the “Series A May Warrant”) and a Series B Common Stock Purchase

Warrant to purchase 1,500,000 shares of the Company’s Common Stock (the “Series B May Warrant”). The May 2008 Convertible Note matured on May 14, 2009, and interest is payable on a quarterly basis. The May 2008 Convertible Note is unsecured, however, in the event that the Company grants a secured interest in its assets in connection with any future financing, then the holder of the May 2008 Convertible Note will be entitled to a pari passu interest in such secured interest.

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

           On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of the Company’s Common Stock during the year ended December 31, 2009. During the three months ended March 31, 2010, the holder converted $267,500 of the principal balance outstanding into 107,000,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional $112,500 of principal of the May 2008 Convertible Note has been converted into 45,000,000 shares of our Common Stock.

            In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 500,000 shares of the Company’s Common Stock. The August 2008 Notes matured on September 28, 2008.

           During the three months ended March 31, 2010, the Company, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of the Company’s Common Stock. During the three months ended March 31, 2010, the lenders converted an aggregate of $55,000 of unpaid principal into 22,000,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional approximate $163,400 of principal and accrued interest of the August 2008 Notes has been converted into 36,827,201 shares of our Common Stock.

            On March 25, 2010, the Company entered into a contract and assignment agreement whereby the Company purchased a 10% interest in a producing crude oil well and associated oil and gas leases, in exchange for $15,000 and 5,000,000 shares of the Company’s Common Stock.

            On March 30, 2010, the Company entered into a contract and assignment agreement whereby the Company purchased a 10% interest in a producing crude oil well and associated oil and gas leases, in exchange for $15,000 and 15,000,000 shares of the Company’s Common Stock.

            During the three months ended March 31, 2010, the Company issued 15,200,000 common shares in settlement of $188,000 of accounts payable.

            The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated under Regulation D thereunder. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3.   Default upon Senior Securities

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

           We are in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. On December 2, 2009, we entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the terms of the $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal and accrued interest due into 30,080,000 shares of our Common Stock. During the three months ended March 31, 2010, the holder converted an additional $756,250, including $81,450 of accrued and unpaid interest, into 302,500,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional $112,500 of principal and accrued interest on the January 2008 Notes has been converted into 45,000,000 million shares of our Common Stock

           We have not cured the underlying default with respect to any of the January 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although we are actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of our Common Stock and are in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

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

           We have not made any required interest payment since March 31, 2009, and we were unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. On December 2, 2009, we entered into a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of our Common Stock during the year ended December 31, 2009. During the three months ended March 31, 2010, the holder converted $267,500 of the principal balance

29

outstanding into 107,000,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional $112,500 of principal and accrued interest of the May 2008 Convertible Note has been converted into 45,000,000 shares of our Common Stock.

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

           During the three months ended March 31, 2010, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, we entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of our Common Stock. During the three months ended March 31, 2010, the lenders converted an aggregate of $55,000 of unpaid principal into 22,000,000 shares of the Company’s Common Stock. As of May 17, 2010, we have entered into conversion agreements whereby an additional approximate $163,400 of principal and accrued interest of the August 2008 Notes has been converted into 36,827,201 shares of our Common Stock.

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

            We are in default on the October 2009 Convertible Notes

           On October 30, 2009, the Company issued unsecured convertible notes to two accredited investors for an aggregate principal amount of $15,000 (the “October 2009 Convertible Notes”). The October 2009 Notes matured on April 30, 2010,

            As of May 17, 2010, the Company was in default of the repayment provision with respect to the October 2009 Convertible Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the October 2009 Convertible Notes.

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

            We are in default on the December 2009 Note

            On December 31, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $7,500 (the “December 2009 Note”). The December 2009 Note matured on May 1, 2010.

           As of May 17, 2010, the Company was in default of the repayment provision with respect to the December 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Note.

Item 4.   Removed and Reserved

Item 5.   Other Information

            On May 13, 2010, the Company entered a Letter Agreement with the holder of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

Item 6.   Exhibits

Exhibit No.	Description
2.2	Acquisition Agreement and Plan of Merger between National Filing Agents, Inc. and Plantation Working Interests, LLC dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)
3.1	Articles of Incorporation of Bonanza Oil and Gas, Inc. (incorporated by reference to Exhibit 3.1 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006)
3.2	Articles of Merger (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on January 11, 2008)
3.3	Bylaws of Bonanza Oil and Gas, Inc. (incorporated by reference to Exhibit 3.2 to the Bonanza Oil and Gas, Inc. Form SB-2 filed December 18, 2006)
3.4	Certificate of Amendment for the State of Nevada filed November 9, 2009 (incorporated by reference to the Schedule 14C filed with the Securities and Exchange Commission on January 6, 2010)
4.1	Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2007)
4.2	14% Senior Asset Backed Secured Promissory Note dated December 17, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 21, 2007)
4.3	Form of 14% Senior Secured Promissory Note dated January 31, 2008 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.4	Form of Securities Purchase Agreement dated January 31, 2008 (incorporated by reference to the Form 10- K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.5	Securities Purchase Agreement dated May 14, 2008 (incorporated by reference to the Form 8-K Current

Report filed with the Securities and Exchange Commission on May 19, 2008)
4.6	8% Convertible Note issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.7	Series A Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.8	Series B Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.9	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.10	Form of Series A June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.11	Form of Series B June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.12	Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)
4.13	Form of 12% Promissory Note dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)
4.14

Amendment No. 1 to the Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)

4.15	Form of Common Stock Purchase Warrant (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 10, 2008)
4.16	Bridge Loan Letter Agreement dated February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.17	14% Promissory Note issued February 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)
4.18	16% Promissory Note issued May 26, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2009)
4.19	Bridge Loan Letter Agreement dated July 8, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)
4.20	Bridge Loan Letter Agreement dated September 18, 2009, (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)
4.21	Form of Convertible Note issued October 2009 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.22	Bridge Loan Letter Agreement dated November 10, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)
4.23	Bridge Loan Letter Agreement dated November 30, 2009 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.24	Convertible Note issued December 14, 2009 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.25	Bridge Loan Letter Agreement dated December 31, 2009 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.26	Convertible Note issued January 28, 2010 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.27	Promissory Note issued April 12, 2010 to Mirus Capital Management LLC (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.28	Promissory Note issued April 12, 2010 to Triumph Small Cap Fund Ltd. (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)

10.1

Asset Purchase Agreement between National Filing Agents, Inc. and Lucas Energy, Inc. dated October 23, 2007 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 24, 2007)

10.2

Agreement and Plan of Merger between Bonanza Oil & Gas, Inc., Borland Good North, Inc., Black Pearl Energy, Inc. and the shareholders holding a majority of the issued and outstanding shares of Black Pearl Energy, Inc. dated July 18, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 18, 2008)

10.3

Executive Employment Agreement between G. Wade Stubblefield and Bonanza Oil and Gas, Inc. (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2009)

10.4

Executive Employment Agreement between William Wiseman and Bonanza Oil and Gas, Inc., (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

10.5

Executive Employment Agreement between Robert L. Teague and Bonanza Oil and Gas, Inc., (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on September 21, 2009)

10.6

Conversion Agreement between Bonanza Oil & Gas, Inc. and Robert Teague dated December 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

10.7

Letter Agreement between Bonanza Oil & Gas, Inc. and Triumph Small Cap Fund Ltd. dated December 2, 2009, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

10.8

Agreement between Bonanza Oil & Gas, Inc. and Whalehaven Capital Fund Limited, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on December 4, 2009)

10.9

Letter Agreement between Bonanza Oil & Gas, Inc. and Triumph Small Cap Fund Ltd. dated January 29, 2010, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on February 9, 2010)

10.10

Contract by and between Bonanza Oil & Gas, Inc. and Diversified Group, LLC dated March 24, 2010, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2010)

10.11

Assignment by and between Bonanza Oil & Gas, Inc. and Diversified Group, LLC dated March 18, 2010, (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on March 31, 2010)

10.12

Bonanza Accounts Receivable Agreement by and between Westerly Exploration, Inc. and Bonanza Oil and Gas, Inc. (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)

10.13	Form of Westerly Debt Conversion Agreement (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
10.14*	Purchase Agreement by and between Bonanza Oil & Gas, Inc. and Superior Oil and Gas Co. dated March 25, 2010
10.15*	Agreement and Release by and between Bonanza Oil & Gas, Inc. and Paul DiFrancesco dated April 27, 2010
10.16*	Letter Agreement by and between Bonanza Oil & Gas., Inc. and Eric Dale dated May 13, 2010
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

BONANZA OIL AND GAS, INC.
(Registrant)

Date: May 17, 2010	By:	/s/ William Wiseman

William Wiseman
President and Chief Executive Officer
Principal Financial Officer

Date: May 17, 2010	By:	/s/ Robert Teague

Robert Teague
Principal Financial Officer