Form 10-Q
period 2010-06-30
BONANZA OIL & GAS, INC.
filed 2010-08-20
CIK 1214605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes [   ]    No [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in section 12b-2 of the Exchange Act)
Yes [   ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, par value $0.001	846,995,903
(Class)	(Outstanding at August 18, 2010)

BONANZA OIL & GAS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$9,892
Other	-	89
	-	9,981
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	11,788,196	11,617,669
Unproved properties	488,444	488,444
Other	9,669	9,669
	12,286,309	12,115,782
Less: Accumulated depreciation, depletion and amortization	(10,954,186)	(10,905,081)
	1,332,123	1,210,701
	$1,332,123	$1,220,682
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$657,753	$804,440
Accrued operating expenses	404,082	419,004
Notes payable, net of $0 and $27,272 of unamortized discount at June 30, 2010 and December 31, 2009, respectively	1,326,750	2,540,028
	2,388,585	3,763,472
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, respectively	5,000	5,000
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Preferred stock - Series D, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Preferred stock - Series E, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 785,545,903 and 124,352,034 issued and outstanding, respectively	785,545	124,352
Additional paid-in capital	21,910,423	13,268,811
Accumulated deficit	(23,757,430)	(15,940,953)
	(1,056,462)	(2,542,790)
	$1,332,123	$1,220,682

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Crude oil sales	$68,565	$73,340	$142,410	$132,817
	68,565	73,340	142,410	132,817
OPERATING EXPENSES:
Depreciation, depletion and amortization	23,911	41,200	49,105	73,275
Lease operating expenses	21,961	36,360	39,004	69,704
Severance and other taxes	2,978	3,210	6,184	5,838
General and administrative	220,876	505,320	511,146	828,725
Loss on conversion of debt and accounts payable	384,832	-	7,094,492	-
Financing costs, net	96,181	169,346	258,956	429,779
	750,739	755,436	7,958,887	1,407,321
OPERATING LOSS	(682,174)	(682,096)	(7,816,477)	(1,274,504)
Provision for income taxes	-	-	-	-
NET LOSS	$(682,174)	$(682,096)	$(7,816,477)	$(1,274,504)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic and fully diluted	725,464,079	75,952,342	521,269,692	75,588,786

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' DEFICIT
(Unaudited)

							Total
	Preferred Stock - Series A		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
BALANCE AT DECEMBER 31, 2009	5,000,000	$5,000	124,352,034	$124,352	$13,268,811	$(15,940,953)	$(2,542,790)
Fair value of warrants to acquire common shares issued with the August 2008 Notes	-	-	-	-	18,397	-	18,397
Fair value of warrants to acquire common shares issued with the October 2008 Note	-	-	-	-	1,903	-	1,903
Common shares issued in conversion of notes payable and accounts payable	-	-	641,193,869	641,193	8,475,812	-	9,117,005
Fair value of beneficial conversion feature of Convertible Notes	-	-	-	-	25,000	-	25,000
Common shares issued in property acquisitions	-	-	20,000,000	20,000	120,500	-	140,500
Net loss	-	-	-	-	-	(7,816,477)	(7,816,477)

BALANCE AT JUNE 30, 2010	5,000,000	$5,000	785,545,903	$785,545	$21,910,423	$(23,757,430)	$(1,056,462)

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,816,477)	$(1,274,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	49,105	73,275
Amortization of deferred financing costs	72,572	429,114
Loss on conversion of debt and accounts payable	7,094,492	-
Stock-based compensation	-	327,920
Fair value of shares issued for consulting services	-	15,897
Changes in operating assets and liabilities:
Accounts receivable	-	5,068
Other current assets	62	12,876
Accounts payable and accrued expenses	436,104	301,186
Net cash used in operating activities	(164,142)	(109,168)
CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas capital expenditures	-	(53,027)
Net cash used in investing activities	-	(53,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	154,250	625,000
Repayment of notes payable	-	(425,836)
Debt issue costs	-	(40,850)
Net cash provided by financing activities	154,250	158,314
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,892)	(3,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,892	3,881
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of equity issued upon conversion of notes and accounts payable	$9,117,005	$-
Acquisition of oil and gas property for common shares and debt	$170,500	$-

The accompanying notes are an integral part of these consolidated unaudited financial statements.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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

          Going Concern

          The Company has incurred significant losses and had negative cash flow from operations since Inception (August 17, 2007), and has an accumulated deficit of $23,757,430 at June 30, 2010. Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

          The Company has undertaken steps as part of a plan to improve operations with the goal of sustaining its operations for the next twelve months and beyond. These steps include a) raising additional capital and/or obtaining financing, if available; (b) converting debt and accounts payable into common shares; (c) increasing our current production; (d) continuing development drilling or farming out our interest in our proved, undeveloped properties or selling interests in our current production; and (e) controlling overhead and expenses.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

2. NOTES PAYABLE

          The Company’s notes payable at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30,	December 31,
	2010	2009

January 2008 Notes	$50,000	$724,800
May 2008 Convertible Note	370,000	750,000
August 2008 Notes	160,000	500,000
October 2008 Notes	50,000	50,000
May 2009 Note	340,000	340,000
July 2009 Note	40,000	40,000
September 2009 Note	55,000	55,000
October 2009 Convertible Notes	15,000	15,000
November 10, 2009 Note	50,000	50,000
November 30, 2009 Note	15,000	15,000
December 2009 Convertible Note	20,000	20,000
December 2009 Note	7,500	7,500
January 2010 Convertible Note	25,000	-
April 2010 Notes	129,250	-
Total	1,326,750	2,567,300
Unamortized discount	-	(27,272)
Balance, net of discount	$1,326,750	$2,540,028

          January 2008 Notes

          In January 2008, the Company entered into three 14% Senior Secured Promissory Note and Security Agreements, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $800,000 (the "January 2008 Notes") and the issuance of 320,000 shares of the Company’s Common Stock. The January 2008 Notes matured on January 31, 2009, with interest payable on a monthly basis. The Company's obligations under the January 2008 Notes are secured by the Company’s interest in three prospect areas located in Borden, Hidalgo and Brazoria counties of Texas. The shares issued in conjunction with the January 2008 Notes were valued at $120,000, based on the market price of the Company’s Common Stock at the time of issuance, and was recorded as a discount to the January 2008 Notes and additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness. These balances were fully amortized as of June 30, 2010. Under the terms of the January 2008 Notes, as a result of their non-repayment as of July 31, 2009, the Company was obligated to issue an additional 300,000 shares of its Common Stock as an additional interest payment. The Company issued the additional 300,000 shares of its Common Stock in August 2009.

          On December 2, 2009, the Company entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal due into 30,080,000 shares of the Company’s Common Stock. During the six months ended June 30, 2010, the holder converted an additional $868,750, including $193,950 of accrued and unpaid interest, into 347,500,000 shares of the Company’s Common Stock. The Company recognized a loss of $192,000 and $5,514,600 on conversion during the three and six months ended June 30, 2010, respectively, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          The Company is in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. The Company made no interest payments on the January 2008 Notes during the six months ended June 30, 2010, or during the year ended December 31, 2009, and paid $92,726 in interest on the January 2008 Notes during the year ended December 31, 2008. As of June 30, 2010, the Company had total accrued and unpaid interest of $56,893 on the January 2008 Notes.

          As of June 30, 2010, the Company had not cured its default with respect to any of the January 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of its Common Stock and are in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the January 2008 Notes.

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

          Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the common shares issued, the warrants issued and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $305,576, and recorded such value as a discount to the May 2008 Convertible Note and to additional paid-in capital. Using the Black Scholes pricing model, with volatility of 140.69%, a risk-free interest rate of 3.88% and a 0% dividend yield, the Series A May Warrant and Series B May Warrant were determined to have a fair value of $236,114, with such value also recorded as a discount to the May 2008 Convertible Note and to additional paid-in capital. The value of the 750,000 common shares was determined to be $99,462, based on the market price of the Company’s Common Stock at the time of issuance, and was also recorded as a discount to the May 2008 Convertible Note and as Common Stock and additional paid-in capital. The aggregate discount of $641,152 attributable to the shares, the warrants and the beneficial conversion feature was amortized using the effective interest rate method over the term of the indebtedness and as was fully amortized as of June 30, 2010. The Company also incurred issue costs of $90,000 associated with the May 2008 Convertible Note which it recorded as deferred financing costs as a component of prepaid and other current expenses. The Company also issued 150,000 Series A May Warrants and 150,000 Series B May Warrants, valued at $42,730, to its investment banking firm as additional compensation. The deferred financing costs were amortized using the effective interest rate method over the term of the indebtedness.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          On December 2, 2009, the Company entered a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of the Company’s common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of the Company’s Common Stock during the year ended December 31, 2009. During the six months ended June 30, 2010, the holder converted $380,000 of the principal balance outstanding into 152,000,000 shares of the Company’s Common Stock. The Company recognized a loss of $175,500 and $1,162,600 on conversion during the three and six months ended June 30, 2010, respectively, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

          The Company has not made any required interest payment since March 31, 2009, and was unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. The Company made no interest payments on the May 2008 Convertible Note during the six months ended June 30, 2010 or the year ended December 31, 2009, and paid $23,808 in interest on the May 2008 Convertible Note during the year ended December 31, 2008. As of June 30, 2010, the Company had total accrued and unpaid interest of $133,440 on the May 2008 Convertible Note.

          As of June 30, 2010, the Company had not cured its default with respect to the May 2008 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, continuing to convert principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2008 Convertible Note.

          August 2008 Notes

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          In October 2008, and prior to the issuance of the 500,000 shares of the Company’s Common Stock or the Additional Shares, the Company and the holders of the August 2008 Notes elected to amend the terms of the August 2008 Notes. In connection therewith, in exchange for the holders of the August 2008 Notes election to forego their right to receive the 500,000 shares of the Company’s Common Stock and the Additional Shares, the Company agreed to issue the holders of the August 2008 Notes common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “August 2008 Warrants”). The August 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. As the August 2008 Notes were not repaid by September 28, 2008, the Company is required to issue the holders of the August 2008 Notes warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the August 2008 Notes (the “Additional Warrants”). The Additional Warrants shall be exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance. As of June 30, 2010 a total of 5,150,000 Additional Warrants have been issued.

          Using the Black Scholes pricing model, with volatility ranging from 146.59% to 181.19%, a risk-free interest rate ranging from 1.25% to 4.50% and a 0% dividend yield, the August 2008 Warrants and the Additional Warrants issued during 2008 were determined to have an aggregate fair value of $569,606, with such value recorded as a discount to the August 2008 Notes and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized. Using the Black Scholes pricing model, with volatility ranging from 168.44% to 241.61%, a risk-free interest rate of ranging from 1.25% to 1.46% and a 0% dividend yield, the 3,000,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $98,873, with such value recorded as additional interest expense and to additional paid-in capital. Using the Black Scholes pricing model, with volatility ranging from 230.66% to 246.98%, a risk-free interest rate of ranging from 1.36% to 1.60% and a 0% dividend yield, the 1,150,000 Additional Warrants issued during 2010 were determined to have an aggregate fair value of $18,397, with such value recorded as additional interest expense and to additional paid-in capital.

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the August 2008 Notes; however, the lenders have not yet taken any further action with respect to the default. During the three months ended March 31, 2010, the Company, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of the Company’s Common Stock. On May 13, 2010, the Company entered a Letter Agreement with one of the holders of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

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

          During the six months ended June 30, 2010, the lenders converted an aggregate of $340,000 of unpaid principal and $42,693 of accrued interest into 86,493,870 shares of the Company’s Common Stock. The Company recognized a loss of $297,532 on conversion during six months ended June 30, 2010, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          Although the Company is actively seeking additional financing to remedy this default, converting principal and accrued interest into shares of its Common Stock and are in constant communication with the lender, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the August 2008 Notes. As noted above, pursuant to the terms of the August 2008 Notes, the Company is required to issue to the holders of the August 2008 Notes, warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the August 2008 Notes. The Company had accrued and unpaid interest totaling $45,484 associated with the August 2008 Notes at June 30, 2010.

          October 2008 Note

          On October 17, 2008, the Company entered into a 12% Unsecured Promissory Note, and Securities Purchase Agreement, with an accredited investor for an aggregate principal amount of $50,000 (the "October 2008 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 100,000 common shares of the Company’s Common Stock (the “October 2008 Warrants”). The October 2008 Warrants are exercisable for a period of three years at a price of $0.50 per share. The October 2008 Notes matured on November 17, 2008. In the event that the October 2008 Notes were not repaid by November 17, 2008, the Company became required to issue 25,000 warrants to purchase shares of the Company’s Common Stock every thirty days that any amounts remain outstanding under the October 2008 Notes (the “Additional October Warrants”). The Additional October Warrants are exercisable for a period of three years at a price equal to the greater of $0.50 or the market price as of the date of the issuance. As of June 30, 2010, a total of 500,000 Additional Warrants have been issued.

          Using the Black Scholes pricing model, with volatility ranging from 150.67% to 176.24%, a risk-free interest rate ranging of 1.25% and a 0% dividend yield, the October 2008 Warrants and the Additional October Warrants issued during 2008 were determined to have an aggregate fair value of $29,180, with such value recorded as a discount to the October 2008 Note and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of December 31, 2008, was fully amortized. Using the Black Scholes pricing model, with volatility ranging from 168.44% to 241.61%, a risk-free interest rate of ranging from 1.25% to 1.46% and a 0% dividend yield, the 300,000 Additional Warrants issued during 2009 were determined to have an aggregate fair value of $9,885, with such value recorded as additional interest expense and to additional paid-in capital. Using the Black Scholes pricing model, with volatility ranging from 230.66% to 246.98%, a risk-free interest rate of ranging from 1.36% to 1.60% and a 0% dividend yield, the 150,000 Additional Warrants issued during 2010 were determined to have an aggregate fair value of $1,903, with such value recorded as additional interest expense and to additional paid-in capital.

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the October 2008 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the October 2008 Note. As noted above, pursuant to the terms of the October 2008 Notes, the Company is required to issue to the holders of the October 2008 Notes, a total of 25,000 warrants to purchase shares of the Company’s Common Stock every 30 days that amounts remain outstanding under the October 2008 Notes. The Company has a total of $10,208 in accrued and unpaid interest on the October 2008 Note at June 30, 2010.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          May 2009 Note

          On May 26, 2009, the Company entered into a 16% Unsecured Promissory Note with an accredited investor for an aggregate principal amount of $340,000 (the "May 2009 Note") and the issuance of common stock purchase warrants to purchase an aggregate of 1,000,000 common shares of the Company’s Common Stock (the “May 2009 Warrants”). The May 2009 Warrants are exercisable for a period of three years at a price of $0.05 per share. The May 2009 Note matured on August 24, 2009. In the event that the May 2009 Note was not repaid by August 24, 2009, the interest rate increased to 18% per annum and the lender, at its option, could convert all outstanding amounts in shares of the Company’s Common Stock at a conversion price of $0.05 per share. The Company incurred $17,000 of issue costs associated with the May 2009 Note, which was amortized using the effective interest rate method over the term of the indebtedness and as of June 30, 2010, was fully amortized.

          Using the Black Scholes pricing model, with volatility of 231%, a risk-free interest rate of 1.25% and a 0% dividend yield, the 1,000,000 May 2009 Warrants were determined to have an aggregate fair value of $33,139, with such value recorded as a discount to the May 2009 Note and to additional paid-in capital. This discount was amortized using the effective interest rate method over the term of the indebtedness and as of June 30, 2010, was fully amortized.

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the May 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the May 2009 Note. The Company has a total of $72,640 in accrued and unpaid interest on the May 2009 Note at June 30, 2010.

          July 2009 Note

          On July 16, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $40,000 (the “July 2009 Note”). The July 2009 Note matured on October 13, 2009, and bears interest at 14% per annum.

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the July 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the July 2009 Note. The Company has a total of $5,429 in accrued and unpaid interest on the July 2009 Note at June 30, 2010.

          September 2009 Note

          On September 21, 2009, the Company issued an unsecured promissory note to an accredited investor providing for a loan of $55,000 (the “September 2009 Note”). The September 2009 Note is due on September 21, 2010, and bears interest at 12% per annum. The Company has a total of $5,152 in accrued and unpaid interest on the September 2009 Note at June 30, 2010.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $15,000, and recorded such value as a discount to the October 2009 Convertible Notes and to additional paid-in capital. The discount was amortized using the effective interest rate method over the term of the indebtedness and was fully amortized as of June 30, 2010.

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the October 2009 Convertible Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the October 2009 Convertible Notes. The Company has a total of $1,974 in accrued and unpaid interest on the October 2009 Convertible Notes at June 30, 2010.

          November 10, 2009 Note

          On November 10, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $50,000 (the “November 10, 2009 Note”). The November 10, 2009 Note matured on December 31, 2009, and bore interest at 12% per annum. In the event that the November 10, 2009 Note was not repaid by December 31, 2009, the interest rate increased to an annual rate equal to Prime plus 10% (currently an effective rate of 13.25%) .

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the November 10, 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the November 10, 2009 Note. The Company has a total of $4,146 in accrued and unpaid interest on the November 10, 2009 Note at June 30, 2010.

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

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the November 30, 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the November 30, 2009 Note. The Company has a total of $1,117 in accrued and unpaid interest on the November 30, 2009 Note at June 30, 2010.

          December 2009 Convertible Note

          On December 14, 2009, the Company issued an unsecured convertible notes to an accredited investor for a principal amount of $20,000 (the “December 2009 Convertible Note”). The December 2009 Convertible Note matured on May 14, 2010, and bore interest at 18% per annum. In the event that the December 2009 Convertible Note was not repaid on May 14, 2010, the interest rate increased to 21% per annum. The December 2009 Convertible Note is convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $20,000, and recorded such value as a discount to the December 2009 Convertible Note and to additional paid-in capital. The discount was amortized using the effective interest rate method over the term of the indebtedness and was fully amortized as of June 30, 2010

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the December 2009 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Convertible Note. The Company has a total of $2,070 in accrued and unpaid interest on the December 2009 Convertible Note at June 30, 2010.

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

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the December 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Note. The Company has a total of $472 in accrued and unpaid interest on the December 2009 Note at June 30, 2010.

          January 2010 Convertible Note

          On January 28, 2010, the Company issued a $25,000 Convertible Note (“January 2010 Convertible Note”) to an accredited investor. The January 2010 Convertible Note matured on June 30, 2010, and bore interest at an annual rate of 18%. In the event that the January 2010 Convertible Note was not repaid by June 30, 2010, the interest rate increased to 21% per annum. The January 2010 Convertible Note is convertible into the Company’s Common Stock at the discretion of the holder at any time, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion.

          Pursuant to ASC Topic 740-20, "Debt with Conversions and Other Options,” the proceeds from the debt were allocated to the beneficial conversion feature and the debt on a relative fair value basis. The Company calculated the value of the beneficial conversion feature as $25,000, and recorded such value as a discount to the January 2010 Convertible Note and to additional paid-in capital. The discount was amortized using the effective interest rate method over the term of the indebtedness and was fully amortized as of June 30, 2010.

          As of June 30, 2010, the Company was in default of the repayment provision with respect to the January 2010 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the January 2010 Convertible Note. The Company has a total of $1,893 in accrued and unpaid interest on the January 2010 Convertible Note at June 30, 2010.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          April 2010 Notes

          During 2010, the Company was advanced $128,250 by two accredited investors for working capital purposes. On April 12, 2010, the Company issued two promissory notes totaling $129,250 for the balance of the monies advanced plus $1,000 due one of the investors as of December 31, 2009 (“April Promissory Notes”). The April Promissory Notes mature on December 31, 2010, and bear interest at an annual rate of 10%. The Company has a total of $3,007 in accrued and unpaid interest on the April 2010 Notes at June 30, 2010.

3. EQUITY TRANSACTIONS

          During 2010, the Company issued 55,200,000 common shares in settlement of $307,530 of accounts payable. The Company recognized a loss of $48,000 and $119,760 on conversion during the three and six months ended June 30, 2010, as a result of the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

          On March 25, 2010, the Company entered into a purchase agreement whereby the Company purchased a 10% interest in a proved non-producing crude oil well and associated oil and gas leases, in exchange for $15,000 and 5,000,000 shares of the Company’s Common Stock. The aggregate consideration totaled $52,000.

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

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

          As of June 30, 2010, the Company had the following dilutive securities outstanding:

	Number	Exercise	Expiration
	of Shares	Price	Date
Common Shares issuable:
Upon conversion of the amended January 2008 Note	14,476,400	-	-
In connection with the May 2008 Convertible Note:
Upon conversion of May 2008 Convertible Note	201,376,000	-	-
In connection with the June 2008 Unit Offering:
Upon exercise of Series A June Warrants	870,832	$0.50	August 31, 2010
Upon exercise of Series B June Warrants	870,832	$0.50	August 31, 2010
Upon exercise of Series C June Warrants	12,000,000	$0.0005	November 30, 2012
In connection with the August 2008 Notes:
Upon exercise of the August 2008 Warrants	1,000,000	$0.50	August 28, 2011
Upon exercise of the Penalty Warrants (9/08 - 06/10)	5,150,000	$0.50	September 30, 2011 - June 30, 2013
In connection with the October 2008 Notes:
Upon exercise of the October 2008 Warrants	100,000	$0.50	October 17, 2011
Upon exercise of the Penalty Warrants (9/08 - 06/10)	500,000	$0.50	November 17, 2011 - June 17, 2013
In connection with the May 2009 Note:
Upon exercise of the May 2009 Warrants	1,000,000	$0.05	May 26, 2012
Upon conversion of May 2009 Note in the event of default	6,800,000	-	-
Upon conversion of the October 2009 Convertible Notes	6,000,000	-	-
Upon conversion of the December 2009 Convertible Notes	8,000,000	-	-
Upon conversion of the January 2010 Convertible Notes	10,000,000	-	-
Total dilutive securities at June 30, 2010	268,144,064

          The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of Common Stock outstanding for the period. Diluted EPS reflects the potential dilution, using the treasury stock method, which could occur if the above dilutive securities were exercised. As the Company realized a net loss for each of the three and six months ended June 30, 2010 and 2009, no potentially dilutive securities were included in the calculation of diluted earnings per share as their impact would have been anti-dilutive.

4. SUBSEQUENT EVENTS

          Since June 30, 2010, the Company entered into conversion agreements converting a total of $131,875 of principal of the May 2008 Convertible Note into 52,750,000 shares of the Company’s Common Stock.

          Since June 30, 2010, the Company issued a total of 8,000,000 shares of its Common Stock in conversion of approximately $20,000 of principal and accrued interest on its August 2008 Notes.

          On August 13, 2010, the Company entered into a Purchase and Sale and Exploration Agreement with respect to the Company’s 25% working interest in its two producing wells, the Jackson No. 1 and Everett No. 7-1H and 18.875% of its 25% working interest in 1,253 acres of land held by production thereby. The Company received total cash consideration of $460,000.

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

          The Company has incurred significant losses and had negative cash flow from operations since inception on August 17, 2007, and has an accumulated deficit of $23,757,430 at June 30, 2010. Substantial portions of the losses are attributable to non-cash writedowns of oil and gas properties, with the balance attributable to primarily personnel costs, legal and professional fees, and financing costs. The Company's operating plans require additional funds that may take the form of debt or equity financings. There can be no assurance that any additional funds will be available. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and obtaining additional financing.

          We have undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) raising additional capital and/or obtaining financing, if available; (b) converting debt and accounts payable into common shares; (c) increasing our current production; (d) continuing development drilling or farming out our interest in our proved, undeveloped properties or selling interests in our current production; and (e) controlling overhead and expenses.

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

          Results of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
REVENUES:
Crude oil sales	$68,565	$73,340	$142,410	$132,817
	68,565	73,340	142,410	132,817
OPERATING EXPENSES:
Depreciation, depletion and amortization	23,911	41,200	49,105	73,275
Lease operating expenses	21,961	36,360	39,004	69,704
Severance and other taxes	2,978	3,210	6,184	5,838
General and administrative	220,876	505,320	511,146	828,725
Loss on conversion of debt and accounts payable	384,832	-	7,094,492	-
Financing costs, net	96,181	169,346	258,956	429,779
	750,739	755,436	7,958,887	1,407,321
OPERATING LOSS	(682,174)	(682,096)	(7,816,477)	(1,274,504)

          Three months ended June 30, 2010, compared to the three months ended June 30, 2009

          During the three months ended June, 2010 and 2009, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008. During the three months ended June 30, 2010 and 2009, the Company had total sales, net to its interest, of 874 and 1,272 barrels of crude oil, respectively, and realized average prices of $78.45 and $57.66, respectively. During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $28.53 and $31.11 per barrel, respectively, resulting in netbacks to the Company of $49.92 and $26.55 per barrel, respectively.

          Depreciation, depletion and amortization expense totaled $23,911 and $41,200 for the three months ended June 30, 2010 and 2009, respectively, most of which is attributable to depletion on our Apclark field.

          For the three months ended June 30, 2010 and 2009, general and administrative expenses totaled $220,876 and $505,320, respectively. For 2010, these expenses were comprised primarily of payroll and other personnel expenses ($108,000), audit and accounting services ($35,497), legal services ($18,000) and rent expense ($48,667). For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($109,015), stock based compensation ($262,920), audit and accounting services ($34,500), legal services ($18,000) and rent expense ($24,934).

          For the three months ended June 30, 2010, the loss on conversion of debt and accounts payable resulted from the conversion of $112,500 of accrued interest on the January 2008 Notes into 45,000,000 shares of the Company’s Common Stock, the conversion of $112,500 of principal of the May 2008 Convertible Note into 45,000,000 shares of the Company’s Common Stock, the conversion of $327,693 of principal of the August 2008 Notes into 64,493,869 shares of the Company’s Common Stock and $200,000 of accounts payable into 40,000,000 shares of the Company’s Common Stock. The loss on each such conversion was calculated as the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

          Financing costs, net for the three months ended June 30, 2010, totaled $96,181 and $169,346, respectively. The Company capitalized $127,417 of interest associated with unproved properties during the three months ended June 30, 2009. No interest was capitalized during the three months ended June 30, 2010. The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

          Six months ended June 30, 2010, compared to the six months ended June 30, 2009

          During the six months ended June 30, 2010 and 2009, the Company realized gross revenue from its first two development wells drilled in the exploitation of the Apclark field in the second half of 2008. During the six months ended June 30, 2010 and 2009, the Company had total sales, net to its interest, of 1,795 and 2,847 barrels of crude oil, respectively, and realized average prices of $79.32 and $46.66, respectively. During the same periods, lease operating expenses, including severance and other taxes and transportation costs, totaled $25.17 and $26.33 per barrel, respectively, resulting in netbacks to the Company of $54.15 and $20.33 per barrel, respectively.

          Depreciation, depletion and amortization expense totaled $49,105 and $73,275 for the six months ended June 30, 2010 and 2009, respectively, most of which is attributable to depletion on our Apclark field.

          For the six months ended June 30, 2010 and 2009, general and administrative expenses totaled $511,146 and $828,725, respectively. For 2010, these expenses were comprised primarily of payroll and other personnel expenses ($216,000), consulting fees ($81,440), audit and accounting services ($51,497), legal services ($36,000), transfer agent fees ($38,254) and rent expense ($72,474). For 2009, these expenses were comprised primarily of payroll and other personnel expenses ($231,129), stock based compensation ($327,920), audit and accounting services ($80,500), legal services ($36,000) and rent expense ($39,748).

          For the six months ended June 30, 2010, the loss on conversion of debt and accounts payable resulted from the conversion of $868,750 of principal and accrued interest on the January 2008 Notes into 347,500,000 shares of the Company’s Common Stock, the conversion of $380,000 of principal of the May 2008 Convertible Note into 152,000,000 shares of the Company’s Common Stock, the conversion of $382,693 of principal and accrued interest of the August 2008 Notes into 86,493,870 shares of the Company’s Common Stock and $388,000 of accounts payable into 55,200,000 shares of the Company’s Common Stock. The loss on each such conversion was calculated as the difference between the conversion price and the fair market value of the Company’s common shares, as determined by the closing price of the Company’s common stock on the OTC Bulletin Board on the day prior to the conversion.

          Financing costs, net for the six months ended June 30, 2010, totaled $258,956 and $429,779, respectively. The Company capitalized $211,430 of interest associated with unproved properties during the six months ended June 30, 2009. No interest was capitalized during the six months ended June 30, 2010. The balance of financing costs recognized was primarily attributable to the amortization of deferred financing fees and discounts associated with the outstanding debt.

          Liquidity and Capital Resources

          At June 30, 2010, we had a working capital deficit of $2,388,585 consisting of $1,326,750 of short-term debt and $1,061,835 of accounts payable and accrued expenses.

          We have raised net proceeds of $6,247,973 in various debt and equity financings since our inception (August 17, 2007), and have used the majority of the net proceeds to begin the exploitation of our interest in the Apclark field with the completion of the first two wells to be drilled, the acquisition of various oil and gas properties, initial payments toward the exercise of the option on the two drilling projects acquired in the merger with Black Pearl Energy, Inc., as well as for general and administrative expenses and working capital purposes.

          Net cash used in operating activities for the six months ended June 30, 2010, totaled $164,142 and consisted primarily of the net loss of $7,816,477, net of non-cash charges of a $7,094,492 loss on conversion of debt and accounts payable into shares of the Company’s common stock, $72,572 related to the amortization of deferred financing fees and discount on outstanding debt, and $49,105 related to depreciation, depletion and amortization expense. The Company also had $436,166 of other working capital changes. Net cash used in operating activities for the six months ended June 30, 2009, totaled $109,168 and consisted primarily of the net loss of $1,274,504, net of non-cash charges of $429,114 related to the amortization of deferred financing fees and discount on outstanding debt, $327,920 related to stock-based compensation, $73,275 related to depreciation, depletion and amortization expense and $15,897 related to the fair value of our common share issued for consulting services. The Company also had $319,130 of other working capital changes.

          The Company had no cash flow activity related to investing activities during the six months ended June 30, 2010. Net cash used in investing activities for the six months ended June 30, 2009, totaled $53,027 and consisted primarily of payments due from the 2008 drilling activity in the Apclark field.

          Net cash provided by financing activities for the six months ended June 30, 2010, totaled $154,250 and consisted of the issuance by the Company of the January 2010 Note and April 2010 Notes. Net cash provided by financing activities for the six months ended June 30, 2009, totaled $158,314 from the issuance of our February 2009 Note and May 2009 Note, net of issuance costs, and the partial repayment of the December 2007 Note.

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

          We are in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. On December 2, 2009, we entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the terms of the $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal and accrued interest due into 30,080,000 shares of our Common Stock. During the six months ended June 30, 2010, the holder converted an additional $868,750, including $193,950 of accrued and unpaid interest, into 347,500,000 shares of the Company’s Common Stock.

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

          We have not made any required interest payment since March 31, 2009, and we were unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. On December 2, 2009, we entered into a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of our Common Stock during the year ended December 31, 2009. During the six months ended June 30, 2010, the holder converted $380,000 of the principal balance outstanding into 152,000,000 shares of the Company’s Common Stock. As of August 20, 2010, we have entered into conversion agreements whereby an additional $131,875 of principal of the May 2008 Convertible Note has been converted into 52,750,000 shares of our Common Stock.

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

          During the three months ended March 31, 2010, the Company, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of the Company’s Common Stock. On May 13, 2010, the Company entered a Letter Agreement with one of the holders of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

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

          During the six months ended June 30, 2010, the lenders converted an aggregate of $340,000 of unpaid principal and $42,693 of accrued interest into 86,493,870 shares of the Company’s Common Stock. As of August 20, 2010, we have entered into conversion agreements whereby an additional $20,000 of principal of the August 2008 Notes has been converted into 8,000,000 shares of our Common Stock.

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

          We are in default on the October 2009 Convertible Notes

          On October 30, 2009, the Company issued unsecured convertible notes to two accredited investors for an aggregate principal amount of $15,000 (the “October 2009 Convertible Notes”). The October 2009 Convertible Notes matured on April 30, 2010. In the event that the October 2009 Convertible Notes were not repaid by April 30, 2010, the interest rate increased to 21% per annum.

          We are in default of the repayment provision with respect to the October 2009 Convertible Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the October 2009 Convertible Notes.

          We are in default on the November 10, 2009 Note

          On November 10, 2009, we entered into a loan agreement with an accredited investor providing for a loan of $50,000 (the “November 10, 2009 Note”). The November 10, 2009 Note matured on December 31, 2009. In the event that the November 10, 2009 Note was not repaid by December 31, 2009, the interest rate increased to an annual rate equal to Prime plus 10% (currently 13.25%) .

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

          We are in default on the November 30, 2009 Note

          On November 30, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $15,000 (the “November 30, 2009 Note”). The November 30, 2009 Note matured on April 1, 2010. In the event that the November 30, 2009 Note was not repaid by April 1, 2010, the interest rate increased to an annual rate equal to Prime plus 10% (currently 13.25%) .

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

          We are in default on the December 2009 Convertible Note

          On December 14, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $20,000 (the “December 2009 Convertible Note”). The December 2009 Convertible Note matured on May 14, 2010. In the event that the December 2009 Convertible Note was not repaid by May 14, 2010, the interest rate increased to 21% per annum.

          We are in default of the repayment provision with respect to the December 2009 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Convertible Note.

          We are in default on the December 2009 Note

          On December 31, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $7,500 (the “December 2009 Note”). The December 2009 Note matured on May 1, 2010. In the event that the December 2009 Note was not repaid by May 1, 2010, the interest rate increased to an annual rate equal to Prime plus 10% (currently 13.25%) .

          We are in default of the repayment provision with respect to the December 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Note.

          We are in default on the January 2010 Convertible Note

          On January 28, 2010, the Company issued a $25,000 Convertible Note (“January 2010 Convertible Note”) to an accredited investor. The January 2010 Convertible Note matured on June 30, 2010, and bore interest at an annual rate of 18%. In the event that the January 2010 Convertible Note was not repaid by June 30, 2010, the interest rate increased to 21% per annum.

          We are in default of the repayment provision with respect to the January 2010 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the January 2010 Convertible Note.

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

          Contractual Obligations

          We are subject to various financial obligations and commitments in the normal course of operations. These contractual obligations represent future cash payments that we are required to make and relate primarily to notes payable and accounts payable, all of which are due currently and which are reflected on the Company’s Unaudited Consolidated Balance Sheet at June 30, 2010, found in Item 1 in this Form 10-Q. The Company does have an operating lease obligation with annual payments totaling $103,790 in 2010, $108,321 in 2011 and $36,610 in 2012. The Company expects to fund these contractual obligations with additional financing, either in the form of equity or debt issuances, for which there is no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all.

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

          In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 410 “Asset Retirement and Environmental Obligations," we report a liability for any legal retirement obligations on our oil and gas properties. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset's inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations. The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company's wells may vary significantly from prior estimates. As of June 30, 2010, our asset retirement obligation was not significant.

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

Disclosure Controls and Procedures

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

          We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

          There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.      Legal Proceedings

          From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is currently not involved in legal proceedings that could reasonably be expected to have a material adverse affect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future. Further, litigation is subject to inherent uncertainties, and an adverse result in these types of matters may arise in the future that may harm our business.

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

          On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal due into 30,080,000 shares of the Company’s Common Stock. During the six months ended June 30, 2010, the holder converted an additional $868,750, including $193,950 of accrued and unpaid interest, into 347,500,000 shares of the Company’s Common Stock.

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

          On January 29, 2010, the Company entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of the Company’s Common Stock during the year ended December 31, 2009. During the six months ended June 30, 2010, the holder converted $380,000 of the principal balance outstanding into 152,000,000 shares of the Company’s Common Stock. As of August 20, 2010, we have entered into conversion agreements whereby an additional $131,875 of principal of the May 2008 Convertible Note has been converted into 52,750,000 shares of our Common Stock.

          In August 2008, the Company entered into four 12% Unsecured Promissory Notes, and Securities Purchase Agreements, with accredited investors for an aggregate principal amount of $500,000 (the "August 2008 Notes") and the issuance of 500,000 shares of the Company’s Common Stock. The August 2008 Notes matured on September 28, 2008.

          During the three months ended March 31, 2010, the Company, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of the Company’s Common Stock. On May 13, 2010, the Company entered a Letter Agreement with one of the holders of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

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

           During the six months ended June 30, 2010, the lenders converted an aggregate of $340,000 of unpaid principal and $42,693 of accrued interest into 86,493,870 shares of the Company’s Common Stock. As of August 20, 2010, we have entered into conversion agreements whereby an additional $20,000 of principal of the August 2008 Notes has been converted into 8,000,000 shares of our Common Stock.

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

          During the six months ended June 30, 2010, the Company issued 55,200,000 common shares in settlement of $307,530 of accounts payable.

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

          We are in default with respect to the repayment obligation upon maturity which occurred on January 31, 2009. Pursuant to the terms of the January 2008 Notes, upon becoming in default, the interest rate on all amounts outstanding increased to 24% per annum. On December 2, 2009, we entered a Letter Agreement with the holder of $750,000 principal amount of the January 2008 Notes whereby, in order to induce the holder to convert the notes into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the terms of the $750,000 of principal of January 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their January 2008 Notes into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. During December 2009, the holder converted $75,200 of principal and accrued interest due into 30,080,000 shares of our Common Stock. During the six months ended June 30, 2010, the holder converted an additional $868,750, including $193,950 of accrued and unpaid interest, into 347,500,000 shares of the Company’s Common Stock.

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

          We have not made any required interest payment since March 31, 2009, and we were unable to repay the May 2008 Convertible Note at maturity on May 14, 2009. Pursuant to the terms of the May 2008 Convertible Note, upon becoming in default, the interest rate on all amounts outstanding increased to 15% per annum. On December 2, 2009, we entered into a Letter Agreement with the holder of the May 2008 Convertible Note whereby, in order to induce the holder to convert the May 2008 Convertible Note into shares of our common stock and, in turn, to reduce our debt and avoid potentially filing for bankruptcy, the May 2008 Convertible Note was amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of the May 2008 Convertible Note into shares of our common stock, at the holder's option, at the lesser of (i) $0.0025 or (ii) a 50% discount to the average of the three lowest trading prices of the common stock during the 20 trading day period prior to conversion (the “Variable Conversion Price”). On January 29, 2010, we entered into a Letter Agreement with the holder removing the holder’s ability to convert at the Variable Conversion Price. The holder did not convert any of the May 2008 Convertible Note into shares of our Common Stock during the year ended December 31, 2009. During the six months ended June 30, 2010, the holder converted $380,000 of the principal balance outstanding into 152,000,000 shares of the Company’s Common Stock. As of August 20, 2010, we have entered into conversion agreements whereby an additional $131,875 of principal of the May 2008 Convertible Note has been converted into 52,750,000 shares of our Common Stock.

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

          During the three months ended March 31, 2010, the Company, in order to reduce the Company’s debt and avoid potentially filing for bankruptcy, entered into a series of individual agreements with the holders of an aggregate of $250,000 of principal amount of the August 2008 Notes to convert portions of their notes into shares of the Company’s Common Stock. On May 13, 2010, the Company entered a Letter Agreement with one of the holders of approximately $169,000 of unpaid principal amount of the August 2008 Notes whereby, in order to induce the holder to convert the notes into shares of the Company’s common stock and, in turn, to reduce the Company’s debt and avoid potentially filing for bankruptcy, the terms with respect to $169,000 of remaining principal of August 2008 Notes held by holder were amended providing that the holder may from time to time convert all or any part of the outstanding and unpaid principal amount of their August 2008 Notes into shares of the Company’s common stock at a price of $0.0025 per share of Common Stock.

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

          During the six months ended June 30, 2010, the lenders converted an aggregate of $340,000 of unpaid principal and $42,693 of accrued interest into 86,493,870 shares of the Company’s Common Stock. As of August 20, 2010, we have entered into conversion agreements whereby an additional $20,000 of principal of the August 2008 Notes has been converted into 8,000,000 shares of our Common Stock.

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

          We are in default on the October 2009 Convertible Notes

          On October 30, 2009, the Company issued unsecured convertible notes to two accredited investors for an aggregate principal amount of $15,000 (the “October 2009 Convertible Notes”). The October 2009 Convertible Notes matured on April 30, 2010. In the event that the October 2009 Convertible Notes were not repaid by April 30, 2010, the interest rate increased to 21% per annum.

          We are in default of the repayment provision with respect to the October 2009 Convertible Notes; however, the lenders have not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lenders, there can be no assurances that the lenders will continue to delay the enforcement of their remedies under the October 2009 Convertible Notes.

          We are in default on the November 10, 2009 Note

          On November 10, 2009, we entered into a loan agreement with an accredited investor providing for a loan of $50,000 (the “November 10, 2009 Note”). The November 10, 2009 Note matured on December 31, 2009. In the event that the November 10, 2009 Note was not repaid by December 31, 2009, the interest rate increased to an annual rate equal to Prime plus 10% (currently 13.25%) .

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

          We are in default on the November 30, 2009 Note

          On November 30, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $15,000 (the “November 30, 2009 Note”). The November 30, 2009 Note matured on April 1, 2010. In the event that the November 30, 2009 Note was not repaid by April 1, 2010, the interest rate increased to an annual rate equal to Prime plus 10% (currently 13.25%) .

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

          We are in default on the December 2009 Convertible Note

          On December 14, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $20,000 (the “December 2009 Convertible Note”). The December 2009 Convertible Note matured on May 14, 2010. In the event that the December 2009 Convertible Note was not repaid by May 14, 2010, the interest rate increased to 21% per annum.

          We are in default of the repayment provision with respect to the December 2009 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Convertible Note.

          We are in default on the December 2009 Note

          On December 31, 2009, the Company entered into a loan agreement with an accredited investor providing for a loan of $7,500 (the “December 2009 Note”). The December 2009 Note matured on May 1, 2010. In the event that the December 2009 Note was not repaid by May 1, 2010, the interest rate increased to an annual rate equal to Prime plus 10% (currently 13.25%) .

          We are in default of the repayment provision with respect to the December 2009 Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the December 2009 Note.

          We are in default on the January 2010 Convertible Note

          On January 28, 2010, the Company issued a $25,000 Convertible Note (“January 2010 Convertible Note”) to an accredited investor. The January 2010 Convertible Note matured on June 30, 2010, and bore interest at an annual rate of 18%. In the event that the January 2010 Convertible Note was not repaid by June 30, 2010, the interest rate increased to 21% per annum.

          We are in default of the repayment provision with respect to the January 2010 Convertible Note; however, the lender has not yet taken any further action with respect to the default. Although the Company is actively seeking additional financing to remedy this default, and is in constant communication with the lender, there can be no assurances that the lender will continue to delay the enforcement of their remedies under the January 2010 Convertible Note.

Item 4. Removed and Reserved

Item 5. Other Information

          On August 13, 2010, the Company entered into a Purchase and Sale and Exploration Agreement with respect to the Company’s 25% working interest in its two producing wells, the Jackson No. 1 and Everett No. 7-1H and 18.875% of its 25% working interest in 1,253 acres of land held by production thereby (the “Sold Assets”). The Company received total cash consideration of $460,000.

          The unaudited pro forma consolidated financial information presented below illustrates the effect of the disposition of the Sold Assets. The unaudited pro forma consolidated balance sheet as of June 30, 2010 is based on the historical statements of the Company as of June 30, 2010, after giving effect to the disposition of the Sold Assets as if it had occurred on June 30, 2010. The unaudited pro forma consolidated statements of operations for the six months ended June 30, 2010, and the fiscal year ended December 31, 2009, are based on the historical financial statements of The Company for such periods after giving effect to the disposition of the Sold Assets, as if it had occurred on January 1, 2009. The unaudited pro forma financial information should be read in conjunction with the Company’s historical consolidated financial statements and notes thereto contained in the Company’s 2009 Form 10-K filed with the SEC on April 15, 2010.

          The preparation of the unaudited pro forma consolidated financial information is based on financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These principles require the use of estimates that affect the reported amounts of revenues and expenses. Actual results could differ from those estimates. The unaudited pro forma consolidated financial information is provided for illustrative purposes only and does not purport to represent what the actual results of operations would have been had the transactions occurred on the respective date assumed, nor is it necessarily indicative of the Company’s future operating results. However, the pro forma adjustments reflected in the accompanying unaudited pro forma consolidated financial information reflect estimates and assumptions that the Company’s management believes to be reasonable.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
UNUADITED PRO FORMA CONSOLIDATED BALANCE SHEET

	June 30, 2010
	Historical	Adjustments		Pro Forma
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$460,000	(1)	$460,000
	-	460,000		460,000
PROPERTY AND EQUIPMENT:
Oil and gas, on the basis of full cost accounting:
Proved properties	11,788,196	(4,064,430)	(2)	7,723,766
Unproved properties	488,444	-		488,444
Other	9,669	-		9,669
	12,286,309	(4,064,430)		8,221,879
Less: Accumulated depreciation, depletion and amortization	(10,954,186)	3,489,536	(2)	(7,464,650)
	1,332,123	(574,894)		757,229
	$1,332,123	$(114,894)		$1,217,229
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$657,753	$184,068	(3)	$841,821
Accrued operating expenses	404,082	-		404,082
Notes payable	1,326,750	-		1,326,750
	2,388,585	184,068		2,572,653
STOCKHOLDERS' DEFICIT:
Preferred stock - Series A, $0.001 par value, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding, respectively	5,000	-		5,000
Preferred stock - Series B, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-		-
Preferred stock - Series C, $0.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-		-
Preferred stock - Series D, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-		-
Preferred stock - Series E, $0.001 par value, 10,000,000 shares authorized; 0 shares issued and outstanding, respectively	-	-		-
Common stock, $0.001 par value, 1,500,000,000 shares authorized; 785,545,903 issued and outstanding	785,545	-		785,545
Additional paid-in capital	21,910,423	-		21,910,423
Accumulated deficit	(23,757,430)	(298,962)	(2)	(24,056,392)
	(1,056,462)	(298,962)		(1,355,424)
	$1,332,123	$(114,894)		$1,217,229

Pro Forma Adjustments

The unaudited pro forma consolidated balance sheet at June 30, 2010, reflects the following adjustments:

(1)	Adjustment to reflect the $460,000 of cash proceeds.
(2)	Adjustment to eliminate the net carrying value of the proved property associated with the Sold Assets and recognition of the net loss on the sale as if the disposition had occurred June 30, 2010.
(3)	Adjustment necessary to reflect non-consent penalty associated with the Sold Assets required to be settled from proceeds.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA STATEMENT OF CONSOLIDATED OPERATIONS

	For the Six Months Ended
	June 30, 2010
	Historical	Adjustments		Pro Forma
REVENUES:
Crude oil sales	$142,410	$(142,410)	(1)	$-
	142,410	(142,410)		-
OPERATING EXPENSES:
Depreciation, depletion and amortization	49,105	(47,902)	(2)	1,203
Lease operating expenses	39,004	(39,004)	(1)	-
Severance and other taxes	6,184	(6,184)	(1)	-
General and administrative	511,146	-		511,146
Loss on conversion of debt and accounts payable	7,094,492	-		7,094,492
Financing costs, net	258,956	(8,784)	(1)	250,172
Loss on disposition of assets	-	162,796	(3)	162,796
	7,958,887	60,922		8,019,809
OPERATING LOSS	(7,816,477)	(203,332)		(8,019,809)
Provision for income taxes	-	-		-
NET LOSS	$(7,816,477)	$(203,332)		$(8,019,809)

Pro Forma Adjustments

The unaudited pro forma statement of consolidated operations for the six months ended June 30, 2010, reflects the following adjustments:

(1)	Adjustment to eliminate operating revenues and expenses associated with the Sold Assets.
(2)

Adjustment to adjust historical depreciation, depletion and amortization expense associated with the Sold Assets as if it had occurred on January 1, 2009. Depreciation and depletion expense is calculated using the unit of production method under full cost accounting.

(3)	Adjustment to record loss on disposition of the Sold Assets as if the disposition has occurred on January 1, 2009.

BONANZA OIL AND GAS, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA STATEMENT OF CONSOLIDATED OPERATIONS

	For the Year Ended
	December 31, 2009
	Historical	Adjustments		Pro Forma
REVENUES:
Crude oil sales	$257,897	$(254,106)	(1)	$3,791
	257,897	(254,106)		3,791
OPERATING EXPENSES:
Depreciation, depletion and amortization
Recurring	93,947	(88,946)	(2)	5,001
Additional	6,485,455	(6,485,455)	(4)	-
Lease operating expenses	142,993	(140,990)	(1)	2,003
Severance and other taxes	11,260	(11,085)	(1)	175
General and administrative	1,498,294	-		1,498,294
Loss on conversion of debt and accounts payable	386,120	-		386,120
Financing costs, net	518,129	(35,797)	(1)	482,332
Loss on disposition of assets	-	6,689,295	(3)	6,689,295
	9,136,198	(72,978)		9,063,220
OPERATING LOSS	(8,878,301)	(181,128)		(9,059,429)
Provision for income taxes	-	-		-
NET LOSS	$(8,878,301)	$(181,128)		$(9,059,429)

Pro Forma Adjustments

The unaudited pro forma statement of consolidated operations for the year ended December 31, 2009, reflects the following adjustments:

(1)	Adjustment to eliminate operating revenues and expenses associated with the Sold Assets.
(2)

Adjustment to adjust historical depreciation, depletion and amortization expense associated with the Sold Assets as if it had occurred on January 1, 2009. Depreciation and depletion expense is calculated using the unit of production method under full cost accounting.

(3)	Adjustment to record loss on disposition of the Sold Assets as if the disposition has occurred on January 1, 2009.
(4)	Adjustment to reflect the elimination of the full cost ceiling impairment recognized by the Company in 2009, all of which was related to the Sold Assets.

Item 6. Exhibits

Exhibit No.	Description
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

4.3	Form of 14% Senior Secured Promissory Note dated January 31, 2008 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)
4.4	Form of Securities Purchase Agreement dated January 31, 2008 (incorporated by reference to the Form 10-K Annual Report filed with the Securities and Exchange Commission on April 15, 2010)

4.5	Securities Purchase Agreement dated May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.6	8% Convertible Note issued May 14, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.7	Series A Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8- K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.8	Series B Common Stock Purchase Warrants issued May 14, 2008 (incorporated by reference to the Form 8- K Current Report filed with the Securities and Exchange Commission on May 19, 2008)
4.9	Form of Securities Purchase Agreement (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.10	Form of Series A June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.11	Form of Series B June 2008 Common Stock Purchase Warrants issued June 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on July 7, 2008)
4.12	Form of Securities Purchase Agreement dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)
4.13	Form of 12% Promissory Note dated August 28, 2008 (incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on September 3, 2008)
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
10.14

Purchase Agreement by and between Bonanza Oil & Gas, Inc. and Superior Oil and Gas Co. dated March 25, 2010 (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 17, 2010)

10.15

Agreement and Release by and between Bonanza Oil & Gas, Inc. and Paul DiFrancesco dated April 27, 2010 (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 17, 2010)

10.16

Letter Agreement by and between Bonanza Oil & Gas., Inc. and Eric Dale dated May 13, 2010 (incorporated by reference to the Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on May 17, 2010)

10.17*	Purchase and Sale and Exploration Agreement dated August 13, 2010

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

BONANZA OIL AND GAS, INC.
(Registrant)

Date: August 20, 2010	By:	/s/ William Wiseman
William Wiseman
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2010	By:	/s/ Robert Teague
Robert Teague
Vice President
(Principal Financial and Accounting Officer)